Form 10-Q
period 2025-06-30
Silver Pegasus Acquisition Corp.
filed 2025-08-25
CIK 2028735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42743

SILVER PEGASUS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-1795957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Augustine Dr., STE 150 Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

(408) 734-6022

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one Right	SPEGU	The Nasdaq Stock Market, LLC

Class A ordinary share, par value $0.0001 per share	SPEG	The Nasdaq Stock Market, LLC

Right - each right entitles the holder thereof to receive one-tenth (1/10) of one Class A ordinary share	SPEGR	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 22, 2025, there were 11,500,000 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER PEGASUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 (Unaudited) and for the Period from June 5, 2024 (Inception) Through June 30, 2024	2
Condensed Statements of Changes in Shareholder’s Deficit for the Three and Six Months Ended June 30, 2025 (Unaudited) and for the Period from June 5, 2024 (Inception) Through June 30, 2024	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 (Unaudited) and for the Period from June 5, 2024 (Inception) Through June 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Prepaid expenses	$282	$298
Total Current Assets	282	298

Deferred offering costs	278,689	208,620
Total Assets	$278,971	$208,918

Liabilities and Shareholder’s Deficit:
Current liabilities:
Accounts payable and accrued expenses	$79	$—
Accrued offering costs	170,683	171,575
Promissory note - related party	179,649	62,384
Total Liabilities	350,411	233,959

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; none issued or outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,833,333 shares issued and outstanding as of June 30, 2025 (unaudited) and December 31, 2024(1)	383	383
Additional paid-in capital	24,617	24,617
Accumulated deficit	(96,440)	(50,041)
Total Shareholder’s Deficit	(71,440)	(25,041)
Total Liabilities and Shareholder’s Deficit	$278,971	$208,918

(1)	Includes an aggregate of up to 500,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On July 16, 2025, the Company consummated its Initial Public Offering and sold 11,500,000 Units, including 1,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 500,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from June 5, 2024 (inception) through June 30, 2024
	(Unaudited)	(Unaudited)
General and administrative costs	$22,837	$46,399	$18,507
Loss from operations	(22,837)	(46,399)	(18,507)

Net loss	$(22,837)	$(46,399)	$(18,507)

Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	3,333,333	3,333,333	3,333,333
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 500,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On July 16, 2025, the Company consummated its Initial Public Offering and sold 11,500,000 Units, including 1,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 500,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	3,833,333	$383	$24,617	$(50,041)	$(25,041)

Net loss	—	—	—	—	—	(23,562)	(23,562)

Balance – March 31, 2025 (Unaudited)	—	—	3,833,333	383	24,617	(73,603)	(48,603)

Net loss	—	—	—	—	—	(22,837)	(22,837)

Balance – June 30, 2025 (Unaudited)	—	$—	3,833,333	$383	$24,617	$(96,440)	$(71,440)

FOR THE PERIOD FROM JUNE 5, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 5, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	3,833,333	383	24,617	—	25,000

Net loss	—	—	—	—	—	(18,507)	(18,507)

Balance – June 30, 2024	—	$—	3,833,333	$383	$24,617	$(18,507)	$6,493

(1)	Includes an aggregate of up to 500,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On July 16, 2025, the Company consummated its Initial Public Offering and sold 11,500,000 Units, including 1,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 500,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Period from June 5, 2024 (inception) through June 30,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(46,399)	$(18,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	46,304	10,420
Payment of formation costs through promissory note – related party	—	4,541
Changes in operating assets and liabilities:
Prepaid expenses	16	6
Accrued expenses	79	3,540
Net cash used in operating activities	—	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—
Cash – End of period	$—	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$892	$49,173
Deferred offering costs paid through promissory note – related party	$70,961	$1,030
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services contributed by Sponsor through promissory note – related party	$—	$26,320

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Silver Pegasus Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 5, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 5, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2025. On July 16, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units (Note 6), at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (“Public Share”) and one right to receive one-tenth of one Class A ordinary share (“Public Right” or “Share Right”). Ten rights entitle the holders to receive one Class A ordinary share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,250,000 warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants (together referred to as the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to SilverLode Capital LLC, the Company’s sponsor (the “Sponsor”), and Roth, the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000, which is described in Note 4. Of the 3,250,000 Private Placement Warrants, the sponsor purchased 1,000,000 Class B.1 Private Placement Warrants and 1,000,000 Class B.2 Private Placement Warrants and Roth purchased 1,250,000 Class B.1 Private Placement Warrants.

Transaction costs amounted to $6,471,835, consisting of $2,000,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $446,835 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon closing of the Initial Public Offering, on July 16, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private placement warrants that were deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, other than any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 23, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern”, as of June 30, 2025, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from Sponsor (or its affiliates) and following July 16, 2025 (including following the consummation of the Company’s offering), together with the promissory note (see Note 5) that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Business Combination or a minimum of one year from the date of issuance of these unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A —“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Warrants will be charged to statement of operations as Public Rights and Private Placement Warrants, after management’s evaluation, will be accounted for under liability treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 (unaudited) and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

At June 30, 2025 (unaudited) and December 31, 2024, there were no warrants issued or outstanding. The Company accounted for the warrants issued in connection with the private placement close on July 16, 2025 in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”, whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated and determined the warrant instrument is to be classified as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Share Rights

At June 30, 2025 (unaudited) and December 31, 2024, there were no Share Rights issued or outstanding. The Company accounted for the share rights issued in connection with the Initial Public Offering on July 16, 2025 in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the share rights under liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the rights are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At June 30, 2025 (unaudited) and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on July 16, 2025, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share. Ten rights entitle the holder to receive one Class A ordinary share.

Rights

Except in cases where the Company is not the surviving Company in a business combination, each holder of a right will automatically receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-Business Combination activities. As a result, holders must hold ten rights to receive one Class A ordinary share at the closing of the initial Business Combination. In the event the Company will not be the surviving Company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary share will receive in the transaction on an as-converted into ordinary share basis.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Roth, the representative of the underwriters, purchased an aggregate of 3,250,000 Private Placement Warrants which is comprised of two classes of warrants (whether or not the underwriters’ over-allotment option is exercised in full), consisting of Class B.1 warrants and Class B.2 warrants (together referred to as the “Private Placement Warrants”) at $1.00 per Private Placement Warrant, generating gross proceeds of $3,250,000. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 3,250,000 Private Placement Warrants, the Sponsor purchased 1,000,000 Class B.1 warrants and 1,000,000 Class B.2 warrants and Roth purchased 1,250,000 Class B.1 warrants.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

Warrants

As of June 30, 2025 (unaudited) and December 31, 2024, there were no Private Placement Warrants outstanding. The Private Placement Warrants, which include the Class B.1 Private Placement Warrants and the Class B.2 Private Placement Warrants, and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

Each Class B.1 Private Placement Warrant and Class B.2 Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the respective warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the respective Class B.1 and Class B.2 warrant agreements, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial Business Combination.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of the initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial Business Combination, under the terms of the warrant agreement, the Company agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following its initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement.

Redemption of Class B.1 Private Placement Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Class B.1 Private Placement Warrants become exercisable, the Company may redeem the outstanding Class B.1 Private Placement Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Class B.1 Private Placement Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the Class B.1 Private Placement Warrants become redeemable by the Company the Company may not exercise the Company’s redemption right if the issuance of Ordinary Shares upon exercise of the Class B.1 Private Placement Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the Class B.1 Private Placement Warrants were offered by us in this offering. The Company established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and The Company issues a notice of redemption of the Class B.1 Private Placement Warrants, each warrant holder will be entitled to exercise his, her or its Class B.1 Private Placement Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

The Class B.2 Private Placement Warrants are not redeemable.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 28, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.006 per share, for which the Company issued 4,312,500 founder shares to the Sponsor. Subsequently, on February 6, 2025, the Company, through share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per share data have been retrospectively presented. Up to 500,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On July 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 founder shares are no longer subject to forfeiture.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Such transfer restrictions are referred to as the lock-up. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of October 31, 2025, as amended, or the closing of the Initial Public Offering. As of June 30, 2025 (unaudited) and December 31, 2024, the Company had $179,649 and $62,384, respectively, of outstanding borrowings under the promissory note. As of July 16, 2025, the Company fully paid the $194,649 outstanding under the promissory note. Borrowings under this note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, on July 14, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2025, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into Class B.1 warrants of the post Business Combination entity at a price of $1.00 per private warrant at the option of the lender. The units would be identical to the Private Placement Warrants. As of June 30, 2025 (unaudited) and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants and rights that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units.

The underwriters were entitled to a cash underwriting discount of $2,000,000 paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $4,025,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 (unaudited) and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025 (unaudited) and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2025 (unaudited) and December 31, 2024, there were 3,833,333 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to the Company’s sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
General and administrative costs	$22,837	$46,399

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 14, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support.

On July 16, 2025, the Company consummated the Initial Public Offering of 11,500,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $115,000,000.

On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,250,000 warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and to underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000.

On July 16, 2025, upon the closing of the Initial Public Offering, the underwriters were paid in cash of $2,000,000 underwriting discount. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $4,025,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On July 16, 2025, the Company fully paid the $194,649 outstanding borrowings under the promissory note. Borrowings under this note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Silver Pegasus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverLode Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 16, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $22,837, which consisted of general and administrative costs.

For the six months ended June 30, 2025, we had a net loss of $46,399, which consisted of general and administrative costs.

For the period from June 5, 2024 (inception) through June 30, 2024, we had a net loss $18,507, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on July 16, 2025, we consummated the Initial Public Offering of 11,500,000 Units, at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 3,250,000 Private Placement Warrants, consisting of Class B.1 warrants and Class B.2 warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and the representative of the underwriters of the initial Public Offering, generating gross proceeds of $3,250,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $115,000,000 was placed in the Trust Account. We incurred $6,471,835, consisting of $2,000,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $446,835 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into Class B.1 warrants of the post Business Combination entity at a price of $1.00 per private warrant at the option of the lender. The units would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2024, the Sponsor subscribed for 4,312,500 founder shares for a total subscription price of $25,000 and fully paid for those shares. Subsequently, on February 6, 2025, the Company, through share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,250,000 warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants (together referred to as the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to SilverLode Capital LLC, the Company’s sponsor (the “Sponsor”), and Roth, the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000, which is described in Note 4. Of the 3,250,000 Private Placement Warrants, the sponsor purchased 1,000,000 Class B.1 Private Placement Warrants and 1,000,000 Class B.2 Private Placement Warrants and Roth purchased 1,250,000 Class B.1 Private Placement Warrants. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $115,000,000 was placed in the Trust Account.

We paid a total of $6,471,835, consisting of $2,000,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $446,835 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Share Certificate (2)
4.3	Specimen Right Certificate (2)
4.4	Rights Agreement, dated July 14, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.(1)
4.5	Class B.1 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
4.6	Class B.2 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Registration Rights Agreement among the Company, SilverLode Capital LLC, and Roth Capital Partners, LLC. (1)
10.3	Private Placement Class B.1 Warrant Purchase Agreement between the Company, and SilverLode Capital LLC (1)
10.4	Private Placement Class B.2 Warrant Purchase Agreement between the Company, and SilverLode Capital LLC (1)
10.5	Private Placement Class B.1 Warrant Purchase Agreement between the Company, and Roth Capital Partners, LLC. (1)
10.6	Administrative Services Agreement between the Company and SilverLode Capital LLC (1)
10.7	Letter Agreement among the Company, SilverLode Capital LLC and the Company’s officers and directors (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on July 18, 2025
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on January 21, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEGASUS ACQUISITION CORP.

Date: August 25, 2025	By:	/s/ Cesar Johnston
	Name:	Cesar Johnston
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2025	By:	/s/ Cesar Johnston
	Name:	Cesar Johnston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)