Form 10-Q
period 2025-09-30
Silver Pegasus Acquisition Corp.
filed 2025-11-14
CIK 2028735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42743

SILVER PEGASUS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1795957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2455 Augustine Dr., STE 150

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2025, there were 11,500,000 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER PEGASUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from June 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from June 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from June 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signature	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets
Cash	$452,101	$—
Prepaid expenses	176,396	298
Total Current Assets	628,497	298

Cash and marketable securities held in Trust Account	115,989,876	—
Long-term prepaid insurance	28,088	—
Deferred offering costs	—	208,620
Total Assets	$116,646,461	$208,918

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$31,569	$—
Accrued offering costs	75,000	171,575
		—
Advance from related party	79	62,384
Total Current Liabilities	106,648	233,959

Derivative liability – Public Rights	2,875,000	—
Derivative liability – Private Warrants	1,494,075	—
Deferred underwriting fee	4,025,000	—
Total Liabilities	8,500,723	233,959

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.09 per share and $0.00 per share as of September 30, 2025 and December 31, 2024, respectively	115,989,876	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,833,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024	383	383
Additional paid-in capital	—	24,617
Accumulated deficit	(7,844,521)	(50,041)
Total Shareholders’ Deficit	(7,844,138)	(25,041)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$116,646,461	$208,918

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from June 5, 2024 (Inception) through September 30, 2024
General and administrative costs	$181,788	$31,284	$228,187	$49,791
Loss from operations	(181,788)	(31,284)	(228,187)	(49,791)

Other (expense) income:
Loss on derivative liability	(1,663,750)	—	(1,663,750)	—
Transaction costs	(111,382)	—	(111,382)	—
Interest earned on marketable securities held in Trust Account	989,876	—	989,876	—
Total other (expense) income, net	(785,256)	—	(785,256)	—

Net loss	$(967,044)	$(31,284)	$(1,013,443)	$(49,791)

Weighted average shares outstanding, Class A ordinary shares	9,604,396	—	3,213,235	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$—	$(0.15)	$—
Weighted average shares outstanding, Class B ordinary shares	3,750,915	3,333,333	3,473,039	3,333,333
Basic and diluted net loss per share, Class B ordinary shares	$(0.07)	$(0.01)	$(0.15)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	3,833,333	$383	$24,617	$(50,041)	$(25,041)

Net loss	—	—	—	—	—	(23,562)	(23,562)

Balance – March 31, 2025 (Unaudited)	—	—	3,833,333	383	24,617	(73,603)	(48,603)

Net loss	—	—	—	—	—	(22,837)	(22,837)

Balance – June 30, 2025 (Unaudited)	—	—	3,833,333	383	24,617	(96,440)	(71,440)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,490,787)	(6,781,037)	(9,271,824)

Sale of 3,250,000 Private Placement warrants	—	—	—	—	2,475,525	—	2,475,525

Offering costs allocated to Fair value equity instruments	—	—	—	—	(9,355)	—	(9,355)

Net loss	—	—	—	—	—	(967,044)	(967,044)

Balance – September 30, 2025 (Unaudited)	—	$—	3,833,333	$383	$—	$(7,844,521)	$(7,844,138)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM JUNE 5, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 5, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,833,333	383	24,617	—	25,000

Net loss	—	—	—	—	—	(18,507)	(18,507)

Balance – June 30, 2024	—	—	3,833,333	383	24,617	(18,507)	6,493

Net loss	—	—	—	—	—	(31,284)	(31,284)

Balance – September 30, 2024	—	$—	3,833,333	$383	$24,617	$(49,791)	$(24,791)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 5, 2024 (Inception) through September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,013,443)	$(49,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,081
Payment of operation costs through promissory note	61,303	15,648
Offering costs charged to profit and loss	111,383	—
Operating costs applied to prepaid contributed by Sponsor through promissory note	—	26,000
Interest earned on marketable securities held in Trust Account	(989,876)	—
Change in fair value of rights liabilities	944,150
Change in fair value of warrant liabilities	719,600
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(176,098)	62
Accounts payable and accrued expenses	31,569	—
Long-term prepaid insurance	(28,088)	—
Net cash used in operating activities	(339,500)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	—	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,000,000	—
Proceeds from sale of Private Placement Warrants	3,250,000	—
Advances from related party	79	—
Repayment of promissory note – related party	(194,649)	—
Payment of offering costs	(263,829)	—
Net cash provided by financing activities	115,791,601	—

Net Change in Cash	452,101	—
Cash – Beginning of period	—	—
Cash – End of period	$452,101	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services contributed by Sponsor through promissory note - related party	$—	$26,385
Offering costs included in accrued offering costs	$(96,575)	$117,866
Deferred offering costs paid through promissory note – related party	$70,961	$6,780
Accretion of Class A ordinary shares to redemption value	$9,271,825	$—
Deferred underwriting fee payable	$3,957,420	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 5, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2025. On July 16, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units (see Note 6), at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (“Public Share”) and one right to receive one-tenth of one Class A ordinary share (“Public Right” or “Share Right”). Ten rights entitle the holders to receive one Class A ordinary share.

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Upon closing of the Initial Public Offering, on July 16, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private placement warrants that were deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

On September 5, 2025, the Company announced that, on or about September 8, 2025, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and rights included in the Units. Each Unit consists of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. Any Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “SPEGU.” Any underlying Class A ordinary shares and rights that are separated will trade on Nasdaq under the symbols “SPEG” and “SPEGR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A ordinary shares and rights.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had operating cash of $452,101 and a working capital surplus of $521,849. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 18, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 23, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $452,101 and $0 in cash, with no cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025, the assets held in the Trust Account of $115,989,876 were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Warrants were charged to unaudited condensed statements of operations as Public Rights and Private Placement Warrants, after management’s evaluation, were accounted for under liability treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,930,850)
Class A ordinary shares issuance costs	(6,351,098)
Plus:
Remeasurement of carrying value to redemption value	8,281,948
Class A Ordinary Shares subject to possible redemption, July 16, 2025	115,000,000
Plus:
Remeasurement of carrying value to redemption value	989,876
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$115,989,876

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

At September 30, 2025 and December 31, 2024, there were 3,250,000 and 0 warrants issued or outstanding, respectively. The Company accounted for the warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”, whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated and determined the warrant instrument is to be classified as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s unaudited condensed statements of operations.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Share Rights

At September 30, 2025 and December 31, 2024, there were 11,500,000 and 0 warrants issued or outstanding, respectively. The Company accounted for the share rights issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the share rights under liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the rights are exercised or expire, and any change in fair value will be recognized in the Company’s unaudited condensed statements of operations.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted loss per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11,500,000 Class A Ordinary Shares in the aggregate. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss, as adjusted	$(695,444)	$(271,600)	$(487,032)	$(526,411)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	9,604,396	3,750,915	3,213,235	3,473,039
Basic and diluted net loss per Ordinary Share	$(0.07)	$(0.07)	$(0.15)	$(0.15)

	For the Three Months Ended September 30, 2024		For the Period from June 5, 2024 (Inception) through September 30, 2024
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss, as adjusted	$—	$(31,284)	$—	$(49,791)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	—	3,333,333	—	3,333,333
Basic and diluted net loss per Ordinary Share	$—	$(0.01)	$—	$(0.01)

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on July 16, 2025, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share, and right to receive one-tenth of one Class A ordinary share. Ten rights entitle the holder to receive one Class A ordinary share.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Warrants

As of September 30, 2025, there were 3,250,000 Private Placement Warrants outstanding. At December 31, 2024, there were no Private Placement Warrants outstanding The Private Placement Warrants, which include the Class B.1 Private Placement Warrants and the Class B.2 Private Placement Warrants, and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of the initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial Business Combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the commercially reasonable efforts to cause the same to become effective within 60 business days following initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Redemption of Class B.1 Private Placement Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Class B.1 Private Placement Warrants become exercisable, the Company may redeem the outstanding Class B.1 Private Placement Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Class B.1 Private Placement Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the Class B.1 Private Placement Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Ordinary Shares upon exercise of the Class B.1 Private Placement Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the Class B.1 Private Placement Warrants were offered by the Company in this offering. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Class B.1 Private Placement Warrants, each warrant holder will be entitled to exercise his, her or its Class B.1 Private Placement Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

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

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Such transfer restrictions are referred to as the lock-up. Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of October 31, 2025, as amended, or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had $194,649 and $62,384, respectively, outstanding borrowings under the promissory note. As of September 30, 2025, the Company fully paid the $194,649 outstanding under the promissory note. Borrowings under this note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, on July 14, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred and paid $25,000 in fees for these services. For the three months ended September 30, 2024 and for the period from June 5, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.

Due to Sponsor

At July 16, 2025, the Sponsor deposited excess funds of $13,686 into the Company's account. The Company has accounted for the due to Sponsor on the unaudited condensed balance sheet. On July 22, 2025, the Company repaid the outstanding balance of $13,686. As of September 30, 2025, there was no outstanding balance due to Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into Class B.1 warrants of the post Business Combination entity at a price of $1.00 per private warrant at the option of the lender. The units would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants and rights that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units.

The underwriters were paid in cash an underwriting discount of $2,000,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $4,025,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 28, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per share data have been retrospectively presented. The founder shares include an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On July 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 founder shares are no longer subject to forfeiture. At September 30, 2025 and December 31, 2024, there were 3,833,333 Class B ordinary shares issued and outstanding.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Liabilities:
Derivative liability – Public Rights	3	$2,875,000
Derivative liability – Private Warrants	3	$1,494,075

The fair value of the Public Rights was determined using the Bifurcation Analysis. The Public Rights were accounted for as liabilities in accordance with ASC 815-40 and are presented within right liability in the accompanying unaudited condensed balance sheet. The right liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed statements of operations.

The following table presents the quantitative information regarding market assumptions used in the valuation of the public rights:

	July 16, 2025	September 30, 2025
Unit offering price	$10.04	$9.97
Estimated probability of business combination	17.00%	25.08%
Right % of whole share	10.00%	10.00%
Implied value of Share Right	$0.17	$0.25
Implied value of underlying share	$9.87	$9.73

The fair value of Class B.1 and Class B.2 Private Warrants was determined using the Monte Carlo Simulation Model and Black-Scholes-Merton, respectively. The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying unaudited condensed balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed statements of operations.

The following table presents the quantitative information regarding market assumptions used in the valuation of the private warrants:

	July 16, 2025		September 30, 2025
	Class B.1 Warrant	Class B.2 Warrant	Class B.1 Warrant	Class B.2 Warrant
Implied share price	$9.87	$9.87	$9.73	$9.73
Strike price	$11.50	$11.50	$11.50	$11.50
Term to end-of-search period + 5Y (years)	6.50	6.50	6.29	6.29
Estimated volatility	8.16%	8.16%	18.5%	18.5%
Term-matched risk-free rate (continuous)	4.11%	4.11%	3.83%	3.83%
Redemption price	$18.00	—	$18.00	—
Average present value of warrant	$1.39	—	$1.72	—
BSM warrant price	—	$1.42	—	$2.08
Estimated probability of business combination	17.00%	17.00%	25.08%	25.08%
Probability-weighted BSM warrant price	$0.24	$0.24	$0.43	$0.52

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash	$452,101	$—
Cash and marketable securities held in Trust Account	$115,989,876	$—

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 5, 2024 (Inception) through September 30,
	2025	2024	2025	2024
General and administrative costs	$181,788	$31,284	$228,187	$49,791
Interest earned on marketable securities held the Trust Account	$989,876	$—	$989,876	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date through September 30, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on June 5, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30,2025, we had a net loss of $967,044, which consists of operating costs of $181,788, loss on derivative liability of $1,663,750 and transaction costs of $111,382, offset by interest income on marketable securities held in the Trust Account of $989,876.

For the three months ended September 30,2024, we had a net loss of $31,284, which consists of operating costs.

For the nine months ended September 30, 2025, we had a net loss of $1,013,443, which consists of operating costs of $228,187, loss on derivative liability of $1,663,750 and transaction costs of $111,382, offset by interest income on marketable securities held in the Trust Account of $989,876.

For the period from June 5, 2024 (inception) through September 30, 2024, we had a net loss of $49,791, which consists of operating costs.

Liquidity and Capital Resources and Going Concern

On July 16, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,250,000 Private Placement Warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, and the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $115,000,000 was placed in the Trust Account. We incurred $6,471,835 in Initial Public Offering related costs, consisting of $2,000,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $446,835 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $339,500. Net loss of $1,013,443 was affected by payment of operation costs through promissory note of $61,303, offering costs charged to profit and loss of $111,383, change in fair value of rights liabilities of $944,150, change in fair value of warrant liabilities of $719,600 and interest earned on marketable securities held in the Trust Account of $989,876. Changes in operating assets and liabilities used $339,500 of cash for operating activities.

For the period from June 5, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $49,791 was affected by payment of formation costs through promissory note of $8,081, payment of operation costs through promissory note of $15,648 and operating costs applied to prepaid contributed by sponsor through promissory note of $26,000. Changes in operating assets and liabilities provided $62 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $115,989,876 (including approximately $989,876 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $452,101. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. We began incurring these fees on July 14, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Roth Capital Partners LLC acted as sole book-running manager of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-284395). The Securities and Exchange Commission declared the registration statements effective on July 15, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,250,000 Private Placement Warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, and the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 3,250,000 Private Placement Warrants, the Sponsor purchased 1,000,000 Class B.1 warrants and 1,000,000 Class B.2 warrants and Roth purchased 1,250,000 Class B.1 warrants. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On July 16, 2025, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 11,500,000 Units for gross proceeds of $115,500,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 3,250,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $3,250,000. A total of $118,750,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrant, an aggregate of $115,000,000 was placed in the Trust Account.

We paid a total of $6,025,000 in underwriting fees and $446,835 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and Roth Capital Partners, LLC, as representative of the several underwriters.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association. (1)
4.1	Rights Agreement, dated July 14, 2025, by and between the Company and CST, as rights agent. (1)
4.2	Class B.1 Warrant Agreement dated July 14, 2025, by and between the Company and CST, as warrant agent. (1)
4.3	Class B.2 Warrant Agreement dated July 14, 2025, by and between the Company and CST, as warrant agent. (1)
10.1	Registration Rights Agreement, dated July 14, 2025, by and among the Company, Roth and security holders. (1)
10.2	Letter Agreement, dated July 14, 2025, by and among the Company, its officers, directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated July 14, 2025, by and between the Company and CST, as trustee. (1)
10.4	Administrative Support Agreement, dated July 14, 2025, by and between the Company and the Sponsor. (1)
10.5.1	Sponsor Class B.1 Warrant Purchase Agreement, dated July 14, 2025, by and between the Company and the Sponsor. (1)
10.5.2	Roth Class B.1 Warrant Purchase Agreement, dated July 14, 2025, by and between the Company and Roth Capital Partners, LLC. (1)
10.6	Sponsor Class B.2 Warrant Purchase Agreement, dated July 14, 2025, by and between the Company and the Sponsor. (1)
31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2025 and incorporated by reference herein.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEGASUS ACQUISITION CORP.

Date: November 14, 2025	By:	/s/ Cesar Johnston
	Name:	Cesar Johnston
	Title:	Chief Executive Officer, President And Chairman, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)