Form 10-K
period 2025-12-31
Silver Pegasus Acquisition Corp.
filed 2026-03-24
CIK 2028735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to               .

Commission File Number: 001-42743

SILVER PEGASUS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2445 Augustine Dr., STE 150 Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 734-6022

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one right	SPEGU	The Nasdaq Stock Market LLC

Class A Ordinary Shares	SPEG	The Nasdaq Stock Market LLC

Right – each Right entitles the holder to one-tenth of one Class A Ordinary Share	SPEGR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $0.

As of March 23, 2026 there were 11,500,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,833,333 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the second amended and restated memorandum and articles of association that the company has adopted;

●	“board of directors” are to the board of directors of the company;

●	“Class A Ordinary Shares” are to our Class A Ordinary Shares of par value $0.0001 per share in the share capital of the company;

●	“Class B Ordinary Shares” are to our Class B Ordinary Shares of par value $0.0001 per share in the share capital of the company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“founder shares” are to our Class B Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A Ordinary Shares issuable upon the conversion thereof as provided herein;

●	“initial public offering” or “IPO” are to our initial public offering consummated on July 16, 2025;

●	“management” or our “management team” are to our officers and directors;

●	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares, collectively;

●	“placement warrants” are to the warrants purchased by our sponsor and Roth in the private placement;

●	“private placement” are to the private placement to our sponsor and Roth of an aggregate of 3,250,000 private placement warrants at a price of $1.00 per placement warrant, for an aggregate purchase price of $3,250,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to our Class A Ordinary Shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” or “warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in the open market);

●	“representative” or “Roth” are to Roth Capital Markets, LLC, the representative of the underwriters in our initial public offering;

●	“sponsor” are to SilverLode Capital LLC , a Delaware limited liability company;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the public units sold in the initial public offering comprised of one Class A Ordinary Share and one right, each entitles the holder thereof to one-tenth of a Class A Ordinary Share; and

●	“we,” “us,” “company” or “our company” are to Silver Pegasus Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account established in connection with our initial public offering (the “trust account”) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. BUSINESS

General

We are a blank check company incorporated on June 5, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We may pursue an initial business combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, will be in completing a business combination with an established business of scale poised for continued growth, led by a highly regarded management team. We intend to focus our search on opportunities where we believe we can capitalize on the experience and expertise of our management team to identify, acquire and potentially operate a business in the technology sector, with a focus on semiconductors and systems solutions. Initially, we will look at companies that are poised for growth, led by a highly regarded management team, with an enterprise value in the range of $200-$500 million. Our management team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results.

Note from Management

Our management is pragmatic, measuring our success in both immediate and continuous financial return balanced across all stakeholders. Our investment philosophy has been shaped by the many transactions we have originated, combined with our hands-on experiences as entrepreneurial leaders across the growth spectrum, from startups to multi-billion-dollar corporations.

We believe in quality management teams that lead attractive target businesses. Successful teams understand not only their craft, but the limitations in their businesses, and realize that efficient scaling requires a consistent onboarding of knowledge, expertise, and varied points of view, as well as capital, to continue winning the challenge of sustained extraordinary growth.

Unlocking value and growth potential for our investors, our business combination targets, and ourselves is a balanced multi-part equation crafted through an alignment of incentives and an incremental injection of value from and across all stakeholders.

We have been and continue to be entrepreneurs, managers, board members and investors in public and private enterprises that we find exciting. It is with real knowledge of the successes and failures of talented and energetic creators that we offer our counsel as partners in seeking to unlock further growth and value, as well as our support and a matching of intense work ethic, to the managers of businesses we select for combination.

Business Combination Criteria and Strategy

While we may pursue an initial business combination with a company in any industry, sector or geographic location, we intend to focus our search on opportunities where we believe we can capitalize on the experience and expertise of our management team to identify, acquire and potentially operate a business in the technology sector, with a focus on semiconductors and systems solutions. Initially, we will look at companies that are poised for growth, led by a highly regarded management team, with an enterprise value in the range of $200-$500 million. We will seek to acquire businesses that we believe are poised for growth whether stand alone or in combination with capable management teams, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. We do not intend to acquire companies without established business plans. Our management team and board of directors will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

Our Investment Thesis and Strategy

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Business Size. We will seek to invest in one or more businesses, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies.

●	Competitive Position. We intend to invest in one or more businesses that have a leading, growing or unique niche market position in their respective sectors. We will analyze the strengths and weaknesses of target businesses relative to their competitors. We will seek to invest in one or more businesses that demonstrate advantages when compared to their competitors, including capable management team, defensible proprietary technology, strong adoption rates, and relevant domain expertise.

●	Capable Management Team. We will seek to invest in one or more businesses that have experienced management teams or those that provide a platform for us to assemble an effective and capable management team. We will focus on management teams with a track record of driving revenue growth and creating value for their shareholders.

●	Benefit from Being a Public Company. We intend to seek out one or more businesses that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate shareholder value creation.

●	Defensible Business Niche. We will seek one or more companies that have or when combined will have a leading or niche market position and that demonstrate or could demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors.

●	Potential for Stable Free Cash Flow. We will seek to acquire a business or multiple businesses that has historically generated, or has the potential to generate sustainable free cash flow.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Potential Conflicts

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement warrants following the offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, based on the fact that there are many companies, businesses or investments that would be a suitable target for a business combination with us, and because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We have a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, after completion of the offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Financial Position

With funds available for a business combination initially in the amount of $107,475,000, after payment of $3,500,000 of deferred underwriting fees (or $110,975,000 assuming no redemptions and after payment of $4,025,000 if the underwriters’ over-allotment option is exercised in full), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the offering. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination in any business or industry. Our primary focus, however, will be in completing a business combination with an established business of scale poised for continued growth, led by a highly regarded management team. Accordingly, there is no current basis for investors in the offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 25% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public rights outstanding and/or increase the likelihood of approval on any matters submitted to the public rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or public rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or public rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or public rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they may purchase in the offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the offering as the rights afforded to our other public shareholders. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, whether or not the non-managing sponsor investors purchase any units in this public offering or in the open market after the offering, the non-managing sponsor investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement warrants as further discussed in this Report.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the offering (including in open market and privately-negotiated transactions), (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination
If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after the offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they may purchase in the offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the offering as the rights afforded to our other public shareholders. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, whether or not the non-managing sponsor investors purchase any units in this public offering or in the open market after the offering, the non-managing sponsor investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement warrants as further discussed in this Report.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $650,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable (other than any excise or similar tax that may be due or payable), and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $650,000 from the proceeds of the offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 2445 Augustine Dr., STE 150, Santa Clara, CA 95054 provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in the annual report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders will own 25% of our issued and outstanding ordinary shares immediately following the completion of the offering (assuming our initial shareholders do not purchase any units in the offering).

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this Report, unless such payment would not be deemed underwriters’ compensation in connection with the offering.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of the offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall) be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our rights will have no value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the rights will be worthless.

We have until the date that is 18 months from the closing of the offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, or rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public rights outstanding and/or increase the likelihood of approval on any matters submitted to the public rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or public rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or public rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or public rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Proposed Business — Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Report entitled “Proposed Business — Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the offering and the sale of the private placement warrants are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419. Moreover, if the offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our public rights will be worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our public rights will be worthless.

If the net proceeds of the offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the offering, only $650,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be converted into Class B.1 private placement warrants of the post-business combination entity at a price of $1.00 per Class B.1 private placement warrant at the option of the applicable lender. Such unit would be identical to the public units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our rights will be worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which was filed as an exhibit to the registration statement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable (other than any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable (other than any excise or similar tax that may be due or payable), and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have indemnified our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy or other court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

We may also have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of the offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our public rights will be worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds to be held in the trust account will, following the offering, be initially held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

In addition, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our rights would be worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable, other than any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. We intend to focus our search on opportunities where we believe we can capitalize on the experience and expertise of our management team to identify, acquire and potentially operate a business in the technology sector, with a focus on semiconductors and systems solutions. Initially, we will look at companies that are poised for growth, led by a highly regarded management team, with an enterprise value in the range of $200-$500 million. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our public rights will be worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 445,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Immediately after the offering, there will be 435,000,000 and 46,166,667 (assuming in each case that the underwriters have not exercised their over-allotment option and 500,000 Class B ordinary shares are forfeited) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of outstanding rights or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or rights.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, at a price that approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our public rights will be worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will be worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, and any other holders of our founder shares, including any non-managing sponsor investors, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2024, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our offering costs in exchange for 4,312,500 Class B ordinary shares or founder shares. Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares, resulting in a price per share of approximately $0.004. On May 7, 2025, the sponsor surrendered 1,916,667 shares leaving 3,833,333 resulting in a price per share of $0.0075. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after the offering. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor and Roth, the representative of the underwriters, have purchased an aggregate of 3,250,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $3,250,000, or $1.00 per private placement warrant. Of those 3,250,000 private placement warrants, our sponsor has agreed to purchase 2,000,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised) and Roth has purchased 1,250,000 private placement warrants. The non-managing sponsor investors indirectly purchased, through the purchase of sponsor membership interests, an aggregate of 1,000,000 Class B.2 private placement warrants (whether or not the underwriters’ over-allotment option is exercised) at a price of $1.00 per Class B.2 private placement warrant ($1,000,000 in the aggregate in a private placement that closed simultaneously with the closing of the offering. Subject to each non-managing sponsor investor purchasing, through membership units in the sponsor, the private placement warrants, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting economic interests in an aggregate of 1,333,333 founder shares held by the sponsor, which shares are not subject to forfeiture.

The private placement warrants will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the offering, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from the offering and the private placement of warrants will provide us with $107,475,000, after payment of $4,025,000 of deferred underwriting commissions being held in the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their rights agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their rights agreements Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our sponsor, who owns 25% of our ordinary shares upon the closing of the offering (assuming it does not purchase any units in the offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers and director have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or director for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our public rights will be worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the offering, our sponsor owns 25% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. To the extent that any non-managing sponsor investors acquire membership interests in the sponsor, they will have no right to control the sponsor or vote or dispose of any securities held by the sponsor. In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchased any units in the offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pa) dissolution expenses and net of taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our public rights will be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rights holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or rights holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or rights holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rights holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. In addition, shareholders and rights holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or rights holder to recognize taxable income in the jurisdiction in which the shareholder or rights holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or rights holders to pay such taxes. Shareholders or rights holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or rights after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our sponsor is a limited liability company of which Cesar Johnston is the managing member and holds voting and investment discretion with respect to the founder shares held of record by the sponsor, and some of our officers and directors own individual economic interests in our sponsor, which represent indirect ownership interests in our founder shares and/or private placement warrants. However, this may change as there is no contractual restriction on the sponsor or the managing member’s ability to share, sell or otherwise dispose of part or all of the interests in our sponsor or held by our sponsor. As a result, there is a risk that our sponsor (or the non-managing members) may divest its (or their or our officers’ and directors’) ownership or economic interests in us or in the sponsor before a business combination target is identified, which would likely result in the Company’s loss of certain key personnel, including Cesar Johnston. In addition, there can be no assurance that any replacement sponsor, key personnel or advisors would successfully identify a business combination target for us or, even if one is one so identified, successfully complete such business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, as well as the fact that we may consummate a business combination with a target in a broad array of industries, we believe there are many companies that would be a suitable target for a business combination with us. We do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Following the offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles, including other blank check acquisition companies) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, the fact that we may consummate a business combination with a target in a broad array of industries, we believe there are many companies that would be a suitable target for a business combination with us. Therefore, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholder Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment at a time of your choosing, you may be forced to sell your public shares or public rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment at a time of your choosing, you may be forced to sell your public shares or public rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We intend to apply to have our units listed on Nasdaq. Our units have been approved for listing on Nasdaq. Following the date that the Class A ordinary shares and public rights are eligible to trade separately, we anticipate that the Class A ordinary shares and rights will be separately listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units are, and expect our Class A ordinary shares and rights eventually will be listed on Nasdaq, our units, Class A ordinary shares and rights will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders paid an aggregate of $25,000, or approximately $0.0075 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share included in the unit and none to the public right included in the unit) and the pro forma net tangible book value per share of our Class A ordinary shares after the offering constitutes the dilution to you and the other investors in the offering. Our initial shareholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the offering, and assuming no value is ascribed to the public rights included in the units, you and the other public shareholders will incur an immediate and substantial dilution of approximately 115.20% (or $11.52 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after the offering of $(1.52) and the initial offering price of $10.00 per unit (assuming maximum redemption). This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

Since our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the offering), and because our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

In June 2024, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 4,312,000 Class B ordinary shares or founder shares. Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares, resulting in a price per share of approximately $0.004. on May 7, 2025 1,916,667 founder shares were surrendered leaving 3,833,333 Class B ordinary shares. Prior to this initial investment in us by the sponsor, we had no assets, tangible or intangible. Our sponsor holds founder shares and has committed to purchase 3,250,000 private placement warrants. Subject to each non-managing sponsor investor purchasing, through membership interests in the sponsor, the private placement warrants in connection with the closing of the offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors, economic interests in an aggregate of 1,333,333 founder shares.

Our sponsor purchased an aggregate of 2,000,000 private placement warrants out of the 3,250,000 (whether or not the over-allotment option is exercised, which include 1,000,000 Class B.1 private placement warrants and 1,000,000 Class B.2 private placement warrants that will be allocated to the non-managing sponsor member investors), at a price of $1.00 per private placement warrant ($3,250,000 in the aggregate) in a private placement that will close simultaneously with the closing of the offering. Roth purchased 1,250,000 out of the 3,250,000 private placement warrants (which shall be Class B.1 private placement warrants). If we do not complete our initial business combination within 18 months from the closing of the offering, unless the time to complete our initial business combination is extended in accordance with our memorandum and articles of incorporation, the private placement warrants will be worthless. Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the offering as the rights afforded to our other public shareholders. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, whether or not the non-managing sponsor investors purchase any units in this public offering or in the open market after the offering, the non-managing sponsor investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement warrants, as further discussed in this Report. The non-managing sponsor investors will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, non-managing sponsor investors’ interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares or our private placement warrants may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing sponsor investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.0075 per share, the holders of our founder shares (including any non-managing sponsor investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.70 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,999.97 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0075 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $107,475,000 (which is the amount we would have in the trust account for our initial business combination assuming the underwriters’ over-allotment option is not exercised and following payment of the underwriters’ deferred underwriting commissions), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (other than the payment of $4,025,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	11,500,000
Founder shares	3,833,333
Total shares	15,333,333
Total funds in trust available for initial business combination	$115,000,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.0075
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination(3)	$7.50

(1)	While the public shareholders’ investment is in both the public shares and the public rights, for purposes of this table the full investment amount is ascribed to the public shares only.

(2)	The total investment in the equity of the company by the sponsor and Roth is $3,275,000, consisting of (i) $25,000 paid by the sponsor for the founder shares, (ii) $2,000,000 paid by the sponsor for 2,000,000 private placement warrants, and (iii) $1,250,000 paid by Roth for 1,250,000 Class B.1 private placement warrants. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.50 per share upon completion of our initial business combination, representing an approximately 27.6% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.50 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $10.00 per Class A ordinary share, the 3,833,333 Class A ordinary shares that the sponsor would own upon completion of our initial business combination (after automatic conversion of the 3,833,333 founder shares) would have an aggregate implied value of $33,833,333. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $0.98 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. The non-managing sponsor investors will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, non-managing sponsor investors’ interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Upon the closing of the offering and full exercise of the over-allotment option, our sponsor and the non-managing sponsor investors (if any) will have invested in us an aggregate of $2,025,000, comprised of the $25,000 purchase price for the founder shares and the $2,000,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 3,833,333 founder shares would have an aggregate implied value of $33,833,333. Even if the trading price of our ordinary shares were as low as $0.98 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to our sponsor’s and the non-managing sponsor investors’ aggregate initial investment in us. As a result, our sponsor and the non-managing sponsor investors (if any) are likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. In addition, our non-managing sponsor investors (if any) may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in the sponsor.

The determination of the offering price of our units and the size of the offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the underwriters. In determining the size of the offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the offering, prices and terms of the public units, including the Class A ordinary shares and public rights included in the public units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of the offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the public units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following the offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of geopolitical events like the conflicts in Ukraine, the Middle East and Southwest Asia, and economic impacts such as inflation or the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Forbes Hare (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in the offering may result in uncertain U.S. federal income tax consequences.

An investment in the offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and right to receive one-tenth of one Class A ordinary share included in each unit could be challenged by the U.S. Internal Revenue Service (“IRS”) or courts. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation — United States Federal Income Tax Considerations — U.S. Holders” in the prospectus) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section in the prospectus titled “Taxation — United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities. In addition, the U.S. federal income tax consequences of a cashless exercise of private placement warrants is unclear under current law. We may amend the terms of the warrants in a manner that may be adverse to holders of private warrants with the approval by the holders of at least 50% of the then outstanding private warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding private warrants is required to make any change that adversely affects the interests of the registered holders of private warrants. Accordingly, we may amend the terms of the private warrants in a manner adverse to a holder of private warrants if holders of at least 50% of the then outstanding private warrants approve of such amendment. Although our ability to amend the terms of the private warrants with the consent of at least 50% of the then outstanding private warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under Exhibit “Description of Securities — Warrants — Private warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making your warrants worthless.

Except for the non-managing member Class B.2 private placement warrants, we have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing at least 30 days after completion of our initial business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the offering. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We will be issuing in a private placement an aggregate of 3,250,000 private placement warrants, at $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement Class B.1 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants cannot be exercised unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

We did not register the Class A ordinary shares issuable upon exercise of the private placement warrants in the registration statement. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the private placement warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Holders may only be able to exercise the private warrants on a “cashless basis” under certain circumstances, and will receive fewer Class A ordinary shares from such exercise than if exercising such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the private warrants for redemption.

If you exercise your private warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants, public rights or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of Class A ordinary shares, see the sections entitled “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash” or “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for Non-U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash,” as applicable.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of at least 50% of the then outstanding public rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public rights to make any change that adversely affects the rights of the registered holders of public rights under the rights agreement. Accordingly, we may amend the terms of the public rights in a manner adverse to a holder if holders of at least 50% of the then outstanding public rights approve of such amendment.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder. This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our rights may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

Our units include 10,000,000 rights (11,500,000 rights if the underwriters exercise their over-allotment option) which convert on a 10-to-1 basis upon the consummation of our initial business combination. As such, upon the consummation of our initial business combination the rights will convert into 1,000,000 Class A ordinary shares (or 1,150,000 Class A ordinary shares if the underwriters exercise their over-allotment option in the offering). In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private placement warrants at a price of $1.00 per private placement warrant (which, for example, would result in the holders being issued private placement warrants entitling the holder to an aggregate of 1,500,000 Class A ordinary shares upon exercise of the private placement warrants after the consummation of our initial business combination. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon conversion of our rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to our sponsor, Roth and other holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into concurrently with the issuance and sale of the securities in the offering, our sponsor, Roth, and each of their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon conversion of their private rights or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, rights or the Class A ordinary shares issuable upon conversion of the rights and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated on June 5, 2024 under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this Report captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”) of our Class A ordinary shares or public rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our public rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2024, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

Item 2. PROPERTIES

We maintain our principal executive office at 2445 Augustine Dr., STE 150, Santa Clara, CA 95054. Our telephone number is (408) 734-6022. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A Ordinary Shares and rights are each traded on Nasdaq under the symbols “SPEGU,” “SPEG” and “SPEGR,” respectively. Our units commenced public trading on July 15, 2025. Our Class A Ordinary Shares and warrants began separate trading on September 4, 2025.

Holders

On March 6, 2026, there was one holder of record for our units, one holder of record for our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our rights. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

In June 2024, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our offering costs in exchange for 4,312,500 Class B ordinary shares or founder shares (or $0.007 per share for 3,750,000 founder shares if the underwriters do not exercise the over-allotment option and 562,500 founder shares are forfeited as a result). Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000. On May 7, 2025, the Sponsor surrendered 1,916,667 Class B ordinary shares, leaving 3,833,333 Class B ordinary shares, at a price per share of approximately $0.0075.

The number of founder shares outstanding was determined based on the expectation that the total size of the offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after the offering. Up to 500,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

Our sponsor and Roth purchased an aggregate of 3,250,000 private placement warrants (), at a price of $1.00 per private placement warrant, or $3,250,000 in the aggregate (, in a private placement that will close simultaneously with the closing of the offering. Of those 3,250,000 private placement warrants, our sponsor has agreed to purchase 2,000,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised in full) and Roth has agreed to purchase 1,250,000 private placement warrants, which will be Class B.1 private placement warrants. Of the 2,000,000 private placement warrants purchased by the sponsor, the non-managing sponsor investors through the sponsor, will have economic interests in the 1,000,000 Class B.2 private placement warrants. The private placement warrants will also be worthless if we do not complete our initial business combination. The private placement warrants will be identical except that, so long as they are held by our sponsor or its permitted transferees, the private placement warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, and (ii) will be entitled to registration rights. In addition, the private placement warrants will be identical except that the Class B.2 private placement warrants will (i) be non-redeemable; (ii) will not be subject to any forfeiture, transfer, exchange or amendment of the terms in connection with the business combination without the consent of the non-managing sponsor investors; and (iii) for a period beginning on the closing date of the Company’s initial business combination and ending on the expiration date of the Warrants, the Registered Holders shall have the right, but not the obligation, to exchange any of their Warrants for a number of Class A Shares equal to the quotient obtained by dividing (x) $0.60 by (y) the Market Price (as defined below) of the Class A Shares as of the date of such exchange; provided, however, that, in the case of clause (iii), the registered holders, to the extent that they are not non-managing sponsor member investors, may not exchange any warrants without the consent of these non-managing sponsor member investors; and provided further that, during the period set forth in clause (iii), if these non-managing sponsor member investors provide to the registered holders written instructions to exchange the warrants as provided in clause (iii), the registered holders will exchange the warrants in accordance with those instructions. The “Market Price” of the Class A ordinary shares as of any date shall mean an amount equal to the trading volume weighted average price of the Class A ordinary shares on the principal market on which the Class A ordinary shares then trade as of such date for the ten (10) trading days immediately preceding such date.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of $6,471,835 (including deferred underwriting commissions of $ $4,025,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $115,000,000 of the net proceeds from our initial public offering and the sale of the placement shares were placed in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the placement shares as is described in the company’s final prospectus related to the initial public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Report to “we,” “us” or the “Company” refer to Silver Pegasus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverLode Capital LLC . The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $2,948, which consists of loss on derivative liability of $1,612,150, transaction costs of $111,382, and general and administrative costs of $382,325, offset by interest earned on marketable securities held in the Trust Account of $2,108,805. General and administrative costs for the year ended December 31, 2025 compared to the period from June 5, 2024 (inception) through December 31, 2024 was significantly higher primarily due to accounting and legal fees related to the IPO and completing a business combination.

For the period from June 5, 2024 (inception) through December 31, 2024, we had a net loss of $50,041, which is entirely consists of general and administrative expenses.

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

For the period from June 5, 2024 (inception) through December 31, 2024, net cash used in operating activities was $0. Net loss of $50,041 was impacted by payment of expenses through promissory note of $15,873, payment of formation costs through promissory note – related party of $8,081, and operating costs applied to prepaid contributed by sponsor through promissory note – related party of $26,000. Changes in operating assets and liabilities provided $87 of prepaid expenses from operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $117,108,805 (including approximately $2,108,805 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $378,794. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently January 16, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company.

The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and director are as follows:

Name	Age	Position
Cesar Johnston	62	Chairman of the Board of Directors, President and Chief Executive Officer
George Jones	71	Chief Operating Officer and Director
Hassan Parsa	63	Director
Mike Noonen	62	Director
Anthony D. Eisenberg	43	Director

Mr. Cesar Johnston, our founding director (appointed on June 5, 2024), and our Chairman, President and Chief Executive Officer (appointed on June 28, 2024), was previously at Energous Corporation (“Energous”) from July 2014 until June 2024. Energous develops silicon-based wireless power transfer (WPT) technologies and customizable reference designs including innovative silicon chips, antennas, software, and transmission systems for a large variety of applications, such as Radio Frequency Tags, and IoTSensors across the Retail, Industrial, Smart Home and Office, and Medical markets. Mr. Johnston served as their Chief Executive Officer from December 2021 until March 2024, and President from June 2023 until March 2024, and Board Director from June 2023 to June 2024. Mr. Johnston held various other executive management roles while at Energous, including Acting Chief Executive Officer from July 2021 to December 2021, Office of the CEO, Chief Operating Officer, Executive Vice President of Engineering and Operations, and Senior Vice President of Engineering. Mr. Johnston also served as an advisor to KINS Capital, LLC the sponsor entity to KINS Technology Group, a SPAC, from December 2020 through March 2023, which completed a business combination with CXApp Holdings, Inc. (Nasdaq: “CXAI”). At the time of the business combination, 99.3% of the public shares had been redeemed. The share price at the close of business on December 26, 2024 was $1.915. Prior to joining Energous, from March 2006 to September 2013, Mr. Johnston’s last position at Marvell Technology Inc. (NASDAQ: MRVL) was Vice President of Engineering for Wireless Connectivity. Marvell Technology Inc. is a developer and producer of semiconductors and related technology, where Mr. Johnston was responsible for R&D and development of all Wi-Fi, Bluetooth, FM, and NFC products. From 2004 to 2006, Mr. Johnston was a Senior Director at Broadcom Inc. (NASDAQ: AVGO), a developer, manufacturer and global supplier of semiconductor and infrastructure software products, where he was responsible for Wi-Fi VLSI and Systems Hardware development products. Mr. Johnston is recognized in the technology development of multiple WiFi wireless products. He serves on the Chief Technology Officer Council for the Global Semiconductor Alliance (GSA). He also serves as an Strategic Advisor to Axiado Corporation since September 2025 providing Technical, Operational and Financial advice. Mr. Johnston received both B.S. and M.S. degrees in Electrical Engineering from the New York University — Tandon School of Engineering and holds a Certificate of Business Excellence (COBE) from the University of California, Berkeley. He is an IEEE Senior Member, and he holds more than 50 US and International patents. Mr. Johnston is well-qualified to serve as a chief executive officer due to his extensive leadership positions and deep technology experience.

George Jones serves as our chief operating officer and a director of the Company. As Managing Director at Woodside Capital Securities Inc. (a registered broker-dealer located in Palo Alto, California, “Woodside Capital”) since September 2021, Mr. Jones leads the semiconductor practice and provides strategic advice to private and public companies within the hardware, software, and service domains. He has over 30 years of operating experience and advises semiconductor, embedded software and sensor companies on M&A and strategic financing transactions. Before Woodside Capital, from January 2020 through January 2021, Mr. Jones served as Chief Business Officer at Matrix Industries, Inc., managing sales, marketing, and business development serving enterprise and government customers. Matrix Industries, Inc. is a manufacturer of self-powered machine-learning products designed for connected devices. Mr. Jones has been in general management, sales, and marketing roles at public and private companies, including Pathion, Applied Micro Circuits Corporation (AMCC, now MACOM), RMI Corporation (now Broadcom, Inc.), VLSI Technology Inc. (now NXP), and more recently as a mentor/advisor at 500 Global and Silicon Catalyst. Mr. Jones has been based in Silicon Valley for most of his career and has executed M&A transactions as a deal lead for public, private, domestic, and international entities. As Managing Director of Woodside Capital, Mr. Jones sources clients and leads projects that involve merger and acquisitions as well as capital raises. As the leader of Woodside’s semiconductor practice, he has a unique view and access to this rapidly growing industry. Mr. Jones has also served as a director of PharmaSecure, Inc., a privately held brand protection and security technology company since December 2018. PharmaSecure provides product authentication services to enterprise customers including pharmaceutical and agricultural manufacturers. In addition, he has been serving as a director of SkillMil, Inc., since April 2018. SkillMil, Inc. provides career placement services to retiring military veterans and hiring companies in the private sector. Mr. Jones earned an MBA at The Wharton School and a Bachelor of Electrical Engineering degree at Georgia Tech. He is also a founding member of Sand Hill Angels, a leading angel investment group in Silicon Valley, where he has served as a board member and leader over the years. Mr. Jones’ years in finance and abundance of senior executive leadership positions were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

Hassan Parsa serves as an independent director of the Company. Mr. Parsa has been serving as a Limited Partner and Executive Advisor at Candou Angel Network LLC since January 2020 and is a Limited Partner at Catapult Ventures II, L.P. since June 2022. Mr. Parsa is a seasoned high-tech executive with a passion for technology innovation, investing and M&A. He has held leadership positions in Corporate Development, M&A and Venture Capital over the last 25 years at leading technology companies in Silicon Valley. He has created significant strategic value with more than 30 M&A transactions and has deployed more than $500 million in venture investments in semiconductor, mobility, cloud computing, security, and AI market segments. Mr. Parsa was the Global Head of Corporate Development at Arm Holdings plc, the leading provider of semiconductor IP in Computing and AI between April 2010 and May 2022. While at Arm, he was the Chairman of Arm investment committee and held Board positions at Ambiq Micro Inc. (US), Arduino AG. (Italy), Deeptech Labs (UK), Arm IoT fund (Taiwan) and Hopu Arm Innovation Fund (China). Prior to Arm, Mr. Parsa was a partner at Lucent Venture Partners between November 1989 and May 2003 and held executive positions at Centillium Communications Inc. between May 2003 and August 2008, Lucent Technologies and AT&T Bell Labs between June 1985 and November 1989. Mr. Parsa earned an MBA degree with honors from Columbia University in New York City and a Master of Science degree in Electrical Engineering from University of Maryland. Mr. Parsa’s extensive experience as a seasoned high-tech executive with a focus on technology innovation, investing and M&A were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

Mike Noonen serves as an independent director of the Company. Mr. Noonen has served as the Chief Executive Officer of Swave Photonics, B.V., since 2022, with 30 years of experience with technology businesses, having assisted with initial public offerings and acquisitions. Mr. Noonen served as the Chief Executive Officer of MixComm, Inc. from 2019 until it was acquired by Sivers Semiconductors, Inc. in early 2022. From 2013 until 2015 Mr. Noonen was the Chairman and co-founder of Silicon Catalyst, Inc., one of the first semiconductor incubators and named as EE Times 2015 Start-up of the Year. Previously, Mr. Noonen served as Executive Vice President for Global Products, Design, Sales, & Marketing at GlobalFoundries, Inc. from 2011 until 2013, Executive Vice President for Worldwide Sales & Marketing, at NXP Semiconductors, B.V. from 2008 until 2011, and Executive Vice President for Global Sales & Marketing at National Semiconductor, Inc. from 2001 until 2008. Mr. Noonen holds multiple patents in the areas of Internet telephony and video communications. Since April 2022, Mr. Noonen has served as a director of SK Growth Opportunities Corp. (Nasdaq: “SKGR”), a SPAC, and serves on the Audit Committee, Compensation Committee and the Corporate Governance Committee. Since March 2022, Mr. Noonen has served as a director of SES AI Corp. (NYSE: “SES”), engaged in the development and production of high-performance Li-Metal rechargeable battery technology for electric vehicles, and serves on the Audit Committee and Compensation Committee. Mr. Noonen also serves as a director of Finwave Semiconductor Inc., a private company in the semiconductor sector linearizing both power amplifiers and low noise amplifiers. In 2013 he was elected to the Global Semiconductor Alliance Board of Directors for a 1 year term. He holds a BSEE from Colorado State University and in 2012 was named the College of Engineering Distinguished Alumni of the Year. Mr. Noonen’s extensive experience as a seasoned executive and board member of publicly traded technology companies in the semiconductor sector, including being on the board of a SPAC, were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

Anthony D. Eisenberg serves as an independent director of the Company. Mr. Eisenberg is an attorney with practice areas in finance law and corporate governance. Mr. Eisenberg also has extensive experience as a private markets investor. He currently serves on the Board of Directors of NASDAQ-listed biotechnology company AbPro Corporation (“AbPro” — Nasdaq: ABP), where he has chaired both the Audit and Compensation Committees since November 2024. AbPro had merged with Atlantic Coastal Acquisition II, a NASDAQ-listed SPAC (“ACAB”), where from 2021 through 2024, Mr. Eisenberg served as a Director and Chief Strategy Officer. From March 2021 Mr. Eisenberg served as a Director and Chief Strategy Officer of Atlantic Coastal Acquisition Corp. (“ACAH”), a NASDAQ-listed SPAC that raised $330 million, until September 2023, when he resigned in connection with a sponsor handover. In 2020, Mr. Eisenberg became a founding partner in Palo Santo VC, a $50 million venture capital firm specializing in innovative mental health treatments. Mr. Eisenberg leads Tappan Street, a family office where he focuses on investments in sports and entertainment media rights and other private investments. M. Eisenberg has also served as an advisor of the Bambu Fund LLC, a mental health venture capital fund, from 2019 to 2024. Mr. Eisenberg holds a JD from the University of Michigan an MBA from Georgetown University, as well as an undergraduate degree with honors from the University of Miami. Mr. Eisenberg is a member of the Bar of the State of New York. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg’s vast legal and financing experience, particularly within capital markets, were the primary factors that the Board of Directors considered in concluding that he should serve as a director of the Company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four (4) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Messrs. Eisenberg, Johnston and Jones will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Messrs. Johnston, Noonen and Parsa will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Johnston will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Upon the commencement of the trading of our units on Nasdaq, we expect to have four “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of the offering. Our board of directors expects to determine that Messrs. Parsa, Noonen and Eisenberg are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Certain of our officers and directors own membership interests in our sponsor, which paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be converted into Class B.1 private placement warrants of the post-business combination entity at a price of $1.00 per Class B.1 private placement warrant at the option of the applicable lender. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Upon the commencement of the trading of our units on the Nasdaq, our board of directors established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Upon the commencement of the trading of our units on the Nasdaq, our board of directors established an audit committee of the board of directors. Messrs. Hassan Parsa, Mike Noonen and Anthony Eisenberg serves as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Hassan Parsa, Mike Noonen and Anthony Eisenberg are each independent.

Mr. Eisenberg will serve as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Eisenberg qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the commencement of the trading of our units on the Nasdaq, our board of directors established a compensation committee of our board of directors. The members of our compensation committee will be Messrs. Anthony Eisenberg, Hassan Parsa and Mike Noonen, and Mr. Noonen serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Anthony Eisenberg, Hassan Parsa and Mike Noonen are each independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Hassan Parsa, Anthony Eisenberg and Mike Noonen. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Insider Trading Policy

We have adopted an insider trading policy.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Cesar Johnston	Axiado Corporation	Security Processor Company	Strategic Advisor
Hassan Parsa	Candou Angel Network LLC.	Venture Capital	Advisor and Investor
	Catapult Ventures II, L.P.	Venture Capital	Limited Partner
George Jones	Woodside Capital Securities Inc.	Investment Banking	Managing Director
	PharmaSecure, Inc.	Pharmaceuticals	Director
	SkillMil, Inc.	Career Services	Director
Mike Noonen	Swave Photonics, B.V.	Technology	Chief Executive Officer
	SK Growth Opportunities Corp.	SPAC	Director
	SES.ai Corp.	Battery Company	Director
	Finwave Semiconductor, Inc.	Semiconductors	Director
Anthony D. Eisenberg	Tappan Street Ventures	Investments	Managing Member
	Palo Santo VC	Venture Capital	Director
	AbPro Corporation	BioTech	Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, based on the fact that there are many companies, businesses or investments that would be a suitable target for a business combination with us, and because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive the same amount of financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of this Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of the offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or rights directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our sponsor and members of our management team directly or indirectly own our securities following the offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, including the fact that they may lose their entire investment in us if our initial business combination is not completed, except to the extent they receive liquidating distributions from assets outside the trust account.

●	Upon the closing of the offering, our sponsor will have invested in us an aggregate of $3,275,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.0075 per share) and the $3,250,000 purchase price for the private placement warrants (or $1.00 per private placement warrant). Accordingly, our management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares, as our sponsor and members of our management team would likely not receive any financial benefit unless we consummated such business combination. These interests of our executive officers and directors may affect the consideration paid, terms, conditions and timing relating to a business combination in a way that conflicts with the interests of our public shareholders.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor, or a member of our management team or one of their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination, which, if made prior to the completion of our initial business combination, will be paid from permitted withdrawals.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they may purchase in the offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the offering as the rights afforded to our other public shareholders. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, whether or not the non-managing sponsor investors purchase any units in the public offering or in the open market after the offering, the non-managing sponsor investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement warrants as further discussed in this Report.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 6, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and director as a group.

The following table is based on 14,833,333 Ordinary Shares issued and outstanding as of December 31, 2025, of which 11,500,000 were Class A Ordinary Shares and 3,833,333 were Class B Ordinary Shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Number of Class A Ordinary Shares	Approximate Percentage of Outstanding Class A Ordinary Shares		Number of Class B Ordinary Shares	Approximate Percentage of Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Before Offering	After Offering	Beneficially Owned	Before Offering	After Offering
SilverLode Capital, LLC(2)(3)(4)(5)	—	—	—	3,833,333	100%	25%
(3)
Cesar Johnston(6)	—	—		3,833,333	100%	25%
George Jones(6)	—	—	—	—	—	—
Hassan Parsa(6)	—	—	—	—	—	—
Mike Noonen(6)	—	—	—	—	—	—
Anthony D. Eisenberg(6)	—	—	—
All officers and director as a group (5 persons)	—	—	—	3,833,333	100%	25%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is c/o Silver Pegasus Acquisition Corp., 2445 Augustine Dr., STE 150, Santa Clara, CA 95054.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	SilverLode Capital LLC, our sponsor, is the record holder of such shares. Mr. Johnston, the sole managing member of SilverLode Capital LLC holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Johnston disclaims any beneficial ownership of the securities held by SilverLode Capital LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	The non-managing sponsor investors have expressed to us an interest in purchasing (through the sponsor, an aggregate of 1,000,000 Class B.2 private placement warrants at a price of $1.00 per private placement warrant ($1,000,000 in the aggregate); in addition, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of the offering reflecting interests in an aggregate of 1,333,333 founder shares held by sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.
(5)	Each of our officers and directors have an indirect economic interest in the Class B Shares through their membership interest in the sponsor, as follows: Cesar Johnston — 1,958,500 Class B ordinary shares; George Jones — 80,000 Class B ordinary shares; Hassan Parsa — 25,000 Class B ordinary shares; Mike Noonen — 25,000 Class B ordinary shares; and Anthony Eisenberg — 25,000 Class B ordinary shares. These shares

The non-managing sponsor investors do not, under the sponsor’s operating agreement, have the right to take part in or interfere in any manner with the management, conduct or control of the business of the sponsor nor have the right to vote on any matter relating to the sponsor, its business or affairs. In addition, except in the case of incapacity, the non-managing sponsor investors will have no right to remove the managing member of the sponsor. Further, our securities owned by the sponsor may not be withdrawn by any non-managing sponsor investor, and such securities would only be distributed to members pursuant to the terms of the sponsor’s operating agreement in connection with a business combination (absent the dissolution of the sponsor). The managing member of the sponsor also has the authority to forfeit our securities held by the sponsor in connection with a business combination without the approval of the non-managing sponsor investors as long as all members are treated equally. No non-managing sponsor member will own more than 9.9% of the equity interests in us.

Except as indicated above, there is no person that has a direct or indirect material interest in the sponsor.

Private placement warrants

Our sponsor and Roth, the representative of the underwriters, have committed, pursuant to written agreements, to purchase an aggregate of 3,250,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised in full), each comprised of one Class A ordinary share and one right to receive one-tenth of a Class A ordinary share, at a price of $1.00 per private placement warrant, or $3,250,000 in the aggregate, in a private placement that will occur simultaneously with the closing of the offering. Of those 3,250,000 private placement warrants, our sponsor has agreed to purchase 2,000,000 private placement warrants (comprised of 1,000,000 Class B.1 private placement warrants and 1,000,000 class B.2 private placement warrants), and Roth has agreed to purchase 1,250,000 Class B.1 private placement warrants. The non-managing sponsor investors have agreed to indirectly purchase, through the purchase of non-managing sponsor membership interests, an aggregate of 1,000,000 Class B.2 private placement warrants (whether or not the over-allotment option is exercised) at a price of $1.00 per private placement warrant ($1,000,000 in the aggregate in the private placement that will close simultaneously with the closing of the offering. Subject to each non-managing sponsor investor purchasing, through membership interests in the sponsor, the private placement warrants in connection with the closing of the offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors, economic interests in an aggregate of 1,333,333 founder shares held by the sponsor.

The private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, and (ii) will be entitled to registration rights. A portion of the purchase price of the private placement warrants will be added to the proceeds from the offering to be held in the trust account such that at the time of closing of the offering $100,000,000 (or $115,000,000 if the underwriters exercise their over-allotment option in full) will be held in the trust account. If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will be issued as Class B.1 private placement warrants and Class B.2 private placement warrants, which will be issued to the non-managing sponsor investors. The Class A and Class B warrants will be identical except that the Class B.2 private placement warrants will (i) be non-redeemable; (ii) will not be subject to any forfeiture, transfer, exchange or amendment of the terms in connection with the business combination without the consent of the non-managing sponsor investors; and (iii) for a period beginning on the closing date of the Company’s initial business combination and ending on the expiration date of the Warrants, the Registered Holders shall have the right, but not the obligation, to exchange any of their Warrants for a number of Class A Shares equal to the quotient obtained by dividing (x) $0.60 by (y) the Market Price (as defined below) of the Class A Shares as of the date of such exchange; provided, however, that, in the case of clause (iii), the registered holders, to the extent that they are not non-managing sponsor member investors, may not exchange any warrants without the consent of these non-managing sponsor member investors; and provided further that, during the period set forth in clause (iii), if these non-managing sponsor member investors provide to the registered holders written instructions to exchange the warrants as provided in clause (iii), the registered holders will exchange the warrants in accordance with those instructions. The “Market Price” of the Class A ordinary shares as of any date shall mean an amount equal to the trading volume weighted average price of the Class A ordinary shares on the principal market on which the Class A ordinary shares then trade as of such date for the ten (10) trading days immediately preceding such date.

SilverLode Capital LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Subject to each non-managing sponsor investor purchasing, through membership interests in the sponsor, the private placement warrants in connection with the closing of the offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors, economic interests in an aggregate of 1,333,333 founder shares held by the sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares and the private placement warrants held by the sponsor. The interests of the members of the sponsor are denominated in two classes of membership interest units: (i) class A membership units representing interests in the founder shares and (ii) class B membership units that will represent an interest in the private placement warrants. It is expected that all members of the sponsor, including the managing member of the sponsor and any investors that may join the sponsor concurrently with the offering, will hold both classes of membership units representing their proportional interest in the founder shares and private placement warrants, respectively. Pursuant to an agreement of all members of the sponsor, the management and control of the sponsor is vested exclusively with the managing member of the sponsor, without any voting, veto, consent or other participation rights by any non-managing sponsor investors regardless of their unit ownership. As a result of this management structure, non-managing sponsor investors will have no right to control the sponsor, or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Further, the non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they may purchase in the offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the offering as the rights afforded to our other public shareholders. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, whether or not the non-managing sponsor investors purchase any units in the public offering or in the open market after the offering, the non-managing sponsor investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement warrants as further discussed in this Report.

There can be no assurance that the non-managing sponsor investors will acquire any units, either directly or indirectly, in the offering, or as to the amount of the units these investors will retain, if any, prior to or upon the consummation of our initial business combination. Because these expressions of interest are not binding agreements or commitments to purchase, non-managing sponsor investors may determine to purchase a different number of units in the offering, or none at all. In addition, the underwriters have full discretion to allocate the units to investors and may determine to sell a different number of units to the non-managing sponsor investors, or none at all, or in order to satisfy applicable Nasdaq listing standards. The underwriters will receive the same upfront discounts and commissions and deferred underwriting commissions on units purchased by the non-managing sponsor investors, if any, as they will on the other units sold to the public in the offering. None of the non-managing sponsor members have expressed an interest in purchasing units in the public offering. However, in the event that the non-managing sponsor investors purchase units either in the offering or after, and vote them in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our non-managing sponsor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these non-managing sponsor investors will be public shareholders at the time our shareholders vote on our initial business combination, and, if they are public shareholders, we cannot assure you as to how such non-managing sponsor investors will vote on any business combination, all of whom would have different interests to the public shareholders regardless of the number of public shares they own, due to their indirect interest in founder shares and private placement warrants, which will allow the non-managing sponsor investors to realize enhanced economic returns from their investment as compared to other investors purchasing in the offering.

Restrictions on Transfers of Founder Shares and Private placement warrants

The founder shares and private placement warrants and any Class A ordinary shares issued upon conversion thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion thereof, as follows:

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Class B Ordinary Shares	Earlier of (i) six months after the completion of a Business Combination or earlier if, subsequent to a Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share consolidations, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Business Combination or (ii) subsequent to a Business Combination, the date on which the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.	SilverLode Capital LLC; Cesar Johnston; George Jones; Hassan Parsa; Mike Noonen; and Anthony Eisenberg; the representative of the non-managing sponsor investors	The securities are not transferable or saleable except in each case (a) to our or Roth’s officers, directors, advisors or consultants, any affiliate or family member of any of our or Roth’s officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or rights were originally purchased; (f) pro rata distributions from our sponsor or Roth to its respective members, partners or shareholders pursuant to our sponsor’s or Roth’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of Roth, (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Warrants in private placement	30 days after the completion of our initial business combination	SilverLode Capital LLC Roth; Cesar Johnston; George Jones; the representative of the non-managing sponsor investors	The securities are not transferable or saleable except in each case (a) to the Company’s or the subscriber’s officers or directors, any affiliates or family members of any of the Company’s or Subscriber’s officers or directors, any members of the Company’s sponsor, or any affiliates of the Company’s sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by virtue of the laws of the State of New York or Subscriber’s partnership agreement in the event of a subscriber’s liquidation; (f) in the event of the Company’s liquidation prior to the consummation of a Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by the Company’s sponsor and the Subscriber with respect to such securities.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Founder Shares, private placement warrants, rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, founder shares or rights	180 days from the date of the prospectus	The Company, SilverLode Capital LLC and our executive officers and directors; the representative of the non-managing sponsor investors

We, our sponsor and our executive officers and directors have agreed that, for a period of 180 days from the date of the prospectus, we and they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, founder shares or rights, subject to certain exceptions. The representative in its sole discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. Our sponsor, officers and directors are also subject to separate transfer restrictions on their founder shares and private placement warrants pursuant to the letter agreement described herein.

Notwithstanding the foregoing, the Class B.2 private placement warrants will (i) be non-redeemable; (ii) will not be subject to any forfeiture, transfer, exchange or amendment of the terms in connection with the business combination without the consent of the non-managing sponsor investors; and (iii) for a period beginning on the closing date of the Company’s initial business combination and ending on the expiration date of the Warrants, the Registered Holders shall have the right, but not the obligation, to exchange any of their Warrants for a number of Class A Shares equal to the quotient obtained by dividing (x) $0.60 by (y) the Market Price (as defined below) of the Class A Shares as of the date of such exchange; provided, however, that, in the case of clause (iii), the registered holders, to the extent that they are not non-managing sponsor member investors, may not exchange any warrants without the consent of these non-managing sponsor member investors; and provided further that, during the period set forth in clause (iii), if these non-managing sponsor member investors provide to the registered holders written instructions to exchange the warrants as provided in clause (iii), the registered holders will exchange the warrants in accordance with those instructions. The “Market Price” of the Class A ordinary shares as of any date shall mean an amount equal to the trading volume weighted average price of the Class A ordinary shares on the principal market on which the Class A ordinary shares then trade as of such date for the ten (10) trading days immediately preceding such date.

Lock-up Agreement with Underwriter

We, our sponsor and our executive officers and directors have agreed that, for a period of 180 days from the date of the prospectus, we and they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option or right to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, founder shares or rights, subject to certain exceptions. The representative in its sole discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. Our sponsor, officers and directors are also subject to separate transfer restrictions on their founder shares and private placement warrants pursuant to the letter agreement described herein.

Non-Managing Sponsor Investors’ Membership Interest Units In The Sponsor

The non-managing sponsor investors may not sell, transfer, assign, pledge, mortgage, charge, hypothecate, exchange or otherwise dispose of, directly or indirectly, all or any portion of their units in the sponsor without the prior written consent of the managing member of the sponsor, other than a transfer as permitted to such non-managing sponsor investors’ affiliates (which affiliates shall include any non-managing sponsor investors’ owners of an equity interest, direct investors, members, or limited partners, as the case may be), immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such non-managing sponsor investors’ immediate family; provided that such recipient shall be required to become a member of the sponsor and shall become subject to the same transfer restrictions.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the offering, (ii) private placement warrants which will be issued in a private placement simultaneously with the closing of the offering and the Class A ordinary shares underlying such private placement warrants and (iii) Class A ordinary shares and rights that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of working capital loans are converted into Class B.1 private placement warrants, we will be obligated to register up to 3,250,000 Class A ordinary shares which includes Class A ordinary shares underlying the private placement warrants and another 1,500,000 Class A ordinary shares underlying the working capital warrants. The number of Class A ordinary shares includes (i) 3,833,333 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 3,250,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the private placement warrants that may be issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, Roth may only make a demand on one occasion and only during the five-year period from the commencement of sales of the offering. In addition, Roth may participate in a “piggy-back” registration only during the seven-year period from the commencement of sales of the offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2024, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our offering costs in exchange for 4,312,500 founder shares (or $0.007 per share for 3,750,000 founder shares if the underwriters do not exercise the over-allotment option). Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares, resulting in a price per share of approximately $0.004. On May 7, 2025, the sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares at a price of approximately $0.075 per share.

The number of founder shares outstanding was determined based on the expectation that the total size of the offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after the offering. Up to 500,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Our sponsor and Roth, the representative of the underwriters of the offering, have committed to, pursuant to written agreements, to purchase an aggregate of 3,250,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised in full), at a price of $1.00 per private placement warrant, or $3,250,000 in the aggregate, in a private placement that will close simultaneously with the closing of the offering. Of those 3,250,000 private placement warrants, our sponsor has agreed to purchase 2,000,000 private placement warrants (whether or not the underwriters’ over-allotment option is exercised in full, comprised of 1,000,000 Class B.1 private placement warrants and 1,000,000 Class B.2 private placement warrants) and Roth has agreed to purchase 1,250,000 private placement warrants (which will be Class B.1 private placement warrants). The non-managing sponsor investors have agreed to indirectly purchase, through the purchase of non-managing sponsor membership interests, an aggregate of 1,000,000 of the private placement warrants to be bought by the sponsor, which shall be the 1,000,000 Class B.2 private placement warrants (whether or not the over-allotment option is exercised) at a price of $1.00 per Class B.2 private placement warrant ($1,000,000 in the aggregate). Subject to each non-managing sponsor investor purchasing, through membership interests in the sponsor, the private placement warrants in connection with the closing of the offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors, economic interests in an aggregate of 1,333,333 founder shares held by the sponsor which shares are not subject to forfeiture. The number of private placement warrants and founder shares purchased by the non-managing sponsor investors through the sponsor, will not be proportionally reduced. The private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until six months after the completion of our initial business combination, and (ii) will be entitled to registration rights. Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

The Class B.1 private placement warrants and the Class B.2 private placement warrants are identical except that the Class B.2 private placement warrants will (i) be non-redeemable; (ii) will not be subject to any forfeiture, transfer, exchange or amendment of the terms in connection with the business combination without the consent of the non-managing sponsor investors; and (iii) for a period beginning on the closing date of the Company’s initial business combination and ending on the expiration date of the Warrants, the Registered Holders shall have the right, but not the obligation, to exchange any of their Warrants for a number of Class A Shares equal to the quotient obtained by dividing (x) $0.60 by (y) the Market Price (as defined below) of the Class A Shares as of the date of such exchange; provided, however, that, in the case of clause (iii), the registered holders, to the extent that they are not non-managing sponsor member investors, may not exchange any warrants without the consent of these non-managing sponsor member investors; and provided further that, during the period set forth in clause (iii), if these non-managing sponsor member investors provide to the registered holders written instructions to exchange the warrants as provided in clause (iii), the registered holders will exchange the warrants in accordance with those instructions. The “Market Price” of the Class A ordinary shares as of any date shall mean an amount equal to the trading volume weighted average price of the Class A ordinary shares on the principal market on which the Class A ordinary shares then trade as of such date for the ten (10) trading days immediately preceding such date.

We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Prior to the closing of the offering, our sponsor loaned us funds in an aggregate amount of up to $300,000 to be used for a portion of the expenses of the offering. This loan is non-interest bearing, unsecured and are due at the earlier of July 31, 2025 or the closing of the offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Class B.1 private placement warrants of the post business combination entity at a price of $1.00 per Class B.1 private placement warrant at the option of the applicable lender. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 18 months from the closing of the offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 18-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Principal Shareholders — Registration Rights.”

Additional Financing

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than what we could acquire with the net proceeds of the offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Such additional financing may be in the form of PIPE transactions or convertible debt transactions. These financing transactions would be designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. These financing transactions may be significantly dilutive to the post-combination company, and represent the type of financing risk that is not associated with traditional initial public offerings. We cannot assure you that financing will be available to us on acceptable terms, if at all. None of our initial shareholders, directors or officers or their affiliates are obligated to provide any such financing to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In order to facilitate a business combination, the sponsor shall be authorized to effectuate such forfeitures, transfer, earn-outs, or restrictions with respect to founder shares and private placement warrants, but not the Class B.2 private placement warrants, in such amounts and pursuant to such terms as it determines in its sole and absolute discretion. Any such forfeitures, transfers, earnouts, restrictions, amendments or arrangements shall first be applied to 1,166,667 founder shares interest held by the managing sponsor member (“First Loss Pool”), thereafter they shall be applied in the same manner and pro rata to all remaining founder shares. If the sponsor enters into any agreement that gives it the right to earn back or restore any portion of the value (regardless of form) or original terms of and founder shares or private placement warrants that were the subject of any forfeitures, transfers, earn-outs, or restrictions, then all private placement investors shall be provided the same rights on a pro rata basis.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be converted into Class B.1 private placement warrants of the post-business combination entity at a price of $1.00 per Class B.1 private placement warrant at the option of the applicable lender. Such working capital units would be identical to the public units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 5, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $145,800 and $26,000, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 5, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from June 5, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from June 5, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Second Amended and Restated Memorandum & Articles of Association dated July 14, 2025 (as filed on the Current Report on Form 8 - K as Exhibit 3.1 on July 18, 2025 and incorporated herein by reference)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Rights Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration Rights Agreement, dated July 14, 2025, by and among the Company, Roth and security holders.(1)
10.3	Class B.1 Warrant Agreement dated July 14, 2025, by and between the Company and CST, as warrant agent.(1)
10.4	Class B.2 Warrant Agreement dated July 14, 2025, by and between the Company and CST, as warrant agent.(1)
10.5	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
31*	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
97.2	Insider trading policy
101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on July 18, 2025.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on June 26, 2025.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEGASUS ACQUISITION CORP.

By:	/s/ Cesar Johnston
Name:	Cesar Johnston
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cesar Johnston	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 24, 2026
Cesar Johnston	(Principal Executive Officer and Principal Financial Officer)

/s/ George Jones	Chief Operating Officer and Director	March 24, 2026
George Jones

/s/ Hassan Parsa	Director	March 24, 2026
Hassan Parsa

/s/ Mike Noonen	Director	March 24, 2026
Mike Noonen

/s/ Anthony Eisenberg	Director	March 24, 2026
Anthony Eisenberg

SILVER PEGASUS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 5, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Silver Pegasus Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Silver Pegasus Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholder’s deficit, and cash flows for the year ended December 31, 2025 and the period from June 5, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the period from June 5, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 16, 2027 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 23, 2026

PCAOB ID Number 100

SILVER PEGASUS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current assets
Cash	$378,794	$—
Prepaid expenses	147,763	298
Total Current Assets	526,557	298

Marketable securities held in Trust Account	117,108,805	—
Long-term prepaid insurance	4,013	—
Deferred offering costs	—	208,620
Total Assets	$117,639,375	$208,918

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$59,771	$—
Accrued offering costs	75,000	171,575
Advance from related party	—	62,384
Total Current Liabilities	134,771	233,959

Derivative liability – Public Rights	2,760,000	—
Derivative liability – Private Warrants	1,557,475	—
Deferred underwriting fee	4,025,000	—
Total Liabilities	8,477,246	233,959

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.18 per share and $0 per share as of December 31, 2025 and 2024, respectively	117,108,805	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,833,333 shares issued and outstanding as of December 31, 2025 and 2024	383	383
Additional paid-in capital	—	24,617
Accumulated deficit	(7,947,059)	(50,041)
Total Shareholders’ Deficit	(7,946,676)	(25,041)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$117,639,375	$208,918

The accompanying notes are an integral part of these financial statements.

SILVER PEGASUS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		June 5,
	For the	2024 (Inception)
	Year Ended	through
	December 31,	December 31,
	2025	2024
General and administrative costs	$382,325	$50,041
Loss from operations	(382,325)	(50,041)

Other income (expense):
Loss on derivative liability	(1,612,150)	—
Transaction costs related to the initial public offering	(111,382)	—
Interest earned on marketable securities held in Trust Account	2,108,805	—
Total other income, net	385,273	—

Net income (loss)	$2,948	$(50,041)

Weighted average shares outstanding, Class A ordinary shares	5,307,692	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.00)

Weighted average shares outstanding, Class B ordinary shares	3,564,102	3,333,333
Basic net income (loss) per share, Class B ordinary shares(1)(2)	$0.00	$(0.02)

Weighted average shares outstanding, Class B ordinary shares	3,584,707	3,333,333
Diluted net income (loss) per share, Class B ordinary shares(1)(2)	$0.00	$(0.02)

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 7).
(2)	On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

SILVER PEGASUS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JUNE 5, 2024
(INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 5, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	3,833,333	383	24,617	—	25,000
Net loss	—	—	—	—	—	(50,041)	(50,041)
Balance –December 31, 2024	—	—	3,833,333	383	24,617	(50,041)	(25,041)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,490,787)	(7,899,966)	(10,390,753)
Sale of 3,250,000 Private Placement warrants	—	—	—	—	2,475,525	—	2,475,525
Offering costs allocated to Fair value equity instruments	—	—	—	—	(9,355)	—	(9,355)
Net income	—	—	—	—	—	2,948	2,948
Balance – December 31, 2025	—	$—	3,833,333	$383	$—	$(7,947,059)	$(7,946,676)

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 7).
(2)	On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

SILVER PEGASUS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from June 5, 2024 (Inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,948	$(50,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,081
Payment of operation costs through promissory note	61,303	15,873
Offering costs charged to profit and loss	111,383	—
Operating costs applied to prepaid contributed by Sponsor through promissory note	—	26,000
Interest earned on marketable securities held in Trust Account	(2,108,805)	—
Change in fair value of rights liabilities	829,150
Change in fair value of warrant liabilities	783,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(147,465)	87
Accounts payable and accrued expenses	59,771	—
Long-term prepaid insurance	(4,013)	—
Net cash used in operating activities	(412,728)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,000,000	—
Proceeds from sale of Private Placement Warrants	3,250,000	—
Repayment of promissory note – related party	(194,649)	—
Payment of offering costs	(263,829)	—
Net cash provided by financing activities	115,791,522	—

Net Change in Cash	378,794	—
Cash – Beginning of period	—	—
Cash – End of period	$378,794	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services contributed by Sponsor through promissory note - related party	$—	$26,385
Offering costs included in accrued offering costs	$(96,575)	$171,575
Deferred offering costs paid through promissory note – related party	$70,961	$12,045
Deferred underwriting fee payable	$3,957,420	$—

The accompanying notes are an integral part of these financial statements.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 5, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Going Concern

As of December 31, 2025, the Company had operating cash of $378,794 and a working capital surplus of $391,786. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently January 16, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company.

The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Act (“SEC”).

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

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $378,794 and $0 in cash, with no cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, the assets held in the Trust Account of $117,108,805 were held in money market funds.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Warrants were charged to statements of operations as Public Rights and Private Placement Warrants, after management’s evaluation, were accounted for under liability treatment.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,930,850)
Class A ordinary shares issuance costs	(6,351,098)
Plus:
Accretion of carrying value to redemption value	10,390,753
Class A ordinary shares subject to possible redemption, December 31, 2025	$117,108,805

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

At December 31, 2025 and 2024, there were 3,250,000 and 0 warrants issued or outstanding, respectively. The Company accounted for the warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”, whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated and determined the warrant instrument is to be classified as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Share Rights

At December 31, 2025 and 2024, there were 11,500,000 and 0 warrants issued or outstanding, respectively. The Company accounted for the share rights issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the share rights under liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the rights are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for year ended December 31, 2025 and for the period from June 5, 2024 (inception) through December 31, 2025 was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

			For the Period from
			June 5, 2024
	For the Year Ended		(Inception) through
	December 31, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,764	$1,184	$—	$(50,041)

Denominator:
Basic weighted average ordinary shares outstanding	5,307,692	3,564,102	—	3,333,333
Basic net income (loss) per ordinary share	$0.00	$0.00	$—	$(0.02)

			For the Period from
			June 5, 2024
	For the Year Ended		(Inception) through
	December 31, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,760	$1,188	$—	$(50,041)

Denominator:
Diluted weighted average ordinary shares outstanding	5,307,692	3,584,707	—	3,333,333
Diluted net income (loss) per ordinary share	$0.00	$0.00	$—	$(0.02)

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Rights

Except in cases where the Company is not the surviving Company in a business combination, each holder of a right will automatically receive one-tenth of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-Business Combination activities. As a result, holders must hold ten rights to receive one Class A ordinary share at the closing of the initial Business Combination. In the event the Company will not be the surviving Company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per-share consideration the holders of the Class A ordinary share will receive in the transaction on an as-converted into ordinary share basis.

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

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Warrants

As of December 31, 2025, there were 3,250,000 Private Placement Warrants outstanding. At December 31, 2024, there were no Private Placement Warrants outstanding The Private Placement Warrants, which include the Class B.1 Private Placement Warrants and the Class B.2 Private Placement Warrants, and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

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

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of the initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial Business Combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the commercially reasonable efforts to cause the same to become effective within 60 business days following initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

The Company will not redeem the Class B.1 Private Placement Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the Class B.1 Private Placement Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Ordinary Shares upon exercise of the Class B.1 Private Placement Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the Class B.1 Private Placement Warrants were offered by the Company in the offering. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Class B.1 Private Placement Warrants, each warrant holder will be entitled to exercise his, her or its Class B.1 Private Placement Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

The Class B.2 Private Placement Warrants are not redeemable.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 28, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.006 per share, for which the Company issued 4,312,500 founder shares to the Sponsor. Subsequently, on February 6, 2025, the Company, through share capitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented. Up to 500,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On July 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 founder shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of October 31, 2025, as amended, or the closing of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had $0 and $62,384, respectively, outstanding borrowings under the promissory note. The Company fully paid the $62,384 outstanding under the promissory note. Borrowings under this note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, on July 14, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred and paid $55,000 in fees for these services. For the period from June 5, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

Due to Sponsor

At July 16, 2025, the Sponsor deposited excess funds of $13,686 into the Company’s account. The Company has accounted for the due to Sponsor on the balance sheet. On July 22, 2025, the Company repaid the outstanding balance of $13,686. As of December 31, 2025, there was no outstanding balance due to Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into Class B.1 warrants of the post Business Combination entity at a price of $1.00 per private warrant at the option of the lender. The units would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On July 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units.

The underwriters were paid in cash an underwriting discount of $2,000,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $4,025,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 28, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On July 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 founder shares are no longer subject to forfeiture. At December 31, 2025 and 2024, there were 3,833,333 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Liabilities:
Derivative liability – Private Warrants	3	$1,557,475	$—

The fair value of the Public Rights was determined using the Bifurcation Analysis. The Public Rights were accounted for as liabilities in accordance with ASC 815-40 and are presented within right liability in the accompanying balance sheet. The right liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The following table presents the changes in the fair value of Level 3 public rights liabilities as of December 31, 2025:

Fair value as of January 1, 2025	$—
Initial Fair Value at July 16, 2025	1,930,850
Change in fair value	829,150
Transfer of public rights to level 1	(2,760,000)
Fair value as of December 31, 2025	$—

During the year ended December 31, 2025, the public rights were transferred from level 3 to level 1 as the Company is utilizing the public rights trading value at the end of each reporting period to determine their fair value.

The following table presents the quantitative information regarding market assumptions used in the valuation of the public rights:

July 16, 2025
Unit offering price	$10.04
Estimated probability of business combination	17.00%
Right % of whole share	10.00%
Implied value of Share Right	$0.17
Implied value of underlying share	$9.87

The fair value of Class B.1 and Class B.2 Private Warrants was determined using the Monte Carlo Simulation Model and Black-Scholes-Merton, respectively. The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

SILVER PEGASUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

	Redeemable	Non-Redeemable
Fair value as of January 1, 2025	$—	$—
Initial Fair Value at July 16, 2025	532,575	241,900
Change in fair value	486,000	297,000
Fair value as of December 31, 2025	$1,018,575	$538,900

The following table presents the quantitative information regarding market assumptions used in the valuation of the private warrants:

	July 16, 2025		December 31, 2025
	Class B.1 Warrant	Class B.2 Warrant	Class B.1 Warrant	Class B.2 Warrant
Implied share price	$9.87	$9.87	$10.07	$10.07
Strike price	$11.50	$11.50	$11.50	$11.50
Term to end-of-search period + 5Y (years)	6.50	6.50	6.04	6.04
Estimated volatility	8.16%	8.16%	18.83%	18.83%
Term-matched risk-free rate (continuous)	4.11%	4.11%	3.80%	3.80%
Redemption price	$18.00	—	$18.00	—
Average present value of warrant	$1.39	—	$1.90	—
BSM warrant price	—	$1.42	—	$2.26
Estimated probability of business combination	17.00%	17.00%	23.83%	23.83%
Probability-weighted BSM warrant price	$0.24	$0.24	$0.45	$0.54

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash	$378,794	$—
Marketable securities held in Trust Account	$117,108,805	$—

	For the Year Ended December 31,	For the Period from June 5, 2024 (Inception) through December 31,
	2025	2024
General and administrative costs	$382,325	$50,041
Interest earned on marketable securities held in Trust Account	$2,108,805	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date through March 23, 2026, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.