Form 10-Q
period 2026-06-30
Silver Pegasus Acquisition Corp.
filed 2026-08-13
CIK 2028735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 11,500,000 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER PEGASUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$159,863	$378,794
Prepaid expenses	97,256	147,763
Total Current Assets	257,119	526,557

Marketable securities held in Trust Account	119,184,230	117,108,805
Long-term prepaid insurance	―	4,013
Total Assets	$119,441,349	$117,639,375

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$69,565	$59,771
Accrued offering costs	75,000	75,000
Total Current Liabilities	144,565	134,771

Derivative liability – Public rights	3,220,000	2,760,000
Derivative liability – Private warrants	1,913,375	1,557,475
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	9,302,940	8,477,246

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.36 per share and $10.18 per share as of June 30, 2026 and December 31, 2025 respectively	119,184,230	117,108,805

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025 (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,833,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	383	383
Additional paid-in capital	—	—
Accumulated deficit	(9,046,204)	(7,947,059)
Total Shareholders’ Deficit	(9,045,821)	(7,946,676)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$119,441,349	$117,639,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$131,882	$22,837	$287,366	$46,399
Loss from operations	(131,882)	(22,837)	(287,366)	(46,399)

Other income:
Loss on derivative liability	(943,650)	—	(815,900)	—
Interest earned on cash held in Operating Bank Account	1,570		4,121
Interest earned on marketable securities held in Trust Account	1,045,695	—	2,075,425	—
Total other income	103,615	—	1,263,646	—

Net income (loss)	$(28,267)	$(22,837)	$976,280	$(46,399)

Weighted average shares outstanding, Class A ordinary shares	11,500,000	—	11,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.00)	$—	$0.06	$—
Weighted average shares outstanding, Class B ordinary shares	3,833,333	3,333,333	3,833,333	3,333,333
Basic and diluted net income (loss) per share, Class B ordinary shares(1)	$(0.00)	$(0.01)	$0.06	$(0.01)

(1)	On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit
Balance — January 1, 2026	—	$—	3,833,333	$383	$	―	$(7,947,059)	$(7,946,676)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(1,029,730)	(1,029,730)

Net income	—	—	—	—		—	1,004,547	1,004,547

Balance – March 31, 2026 (Unaudited)	—	—	3,833,333	383		―	(7,972,242)	(7,971,859)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(1,045,695)	(1,045,695)

Net loss	—	—	—	—		—	(28,267)	(28,267)

Balance – June 30, 2026 (Unaudited)	—	$—	3,833,333	$383	$	―	$(9,046,204)	$(9,045,821)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	3,833,333	$383	$24,617	$(50,041)	$(25,041)

Net loss	—	—	—	—	—	(23,562)	(23,562)

Balance – March 31, 2025 (Unaudited)	—	—	3,833,333	383	24,617	(73,603)	(48,603)

Net loss	—	—	—	—	—	(22,837)	(22,837)

Balance – June 30, 2025 (Unaudited)	—	$—	3,833,333	$383	$24,617	$(96,440)	$(71,440)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$976,280	$(46,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	46,304
Interest earned on marketable securities held in Trust Account	(2,075,425)	—
Change in fair value of rights liabilities	460,000	—
Change in fair value of warrant liabilities	355,900	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,507	16
Accounts payable and accrued expenses	9,794	79
Long-term prepaid insurance	4,013	—
Net cash used in operating activities	(218,931)	—

Net Change in Cash	(218,931)	—
Cash – Beginning of period	378,794	—
Cash – End of period	$159,863	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$892
Deferred offering costs paid through promissory note – related party	$—	$70,961

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 5, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,250,000 warrants, comprising of two classes of warrants, consisting of Class B.1 warrants and Class B.2 warrants (together referred to as the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Silver Lode Capital LLC, the Company’s sponsor (the “Sponsor”), and Roth, the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $3,250,000, which is described in Note 4. Of the 3,250,000 Private Placement Warrants, the Sponsor purchased 1,000,000 Class B.1 Private Placement Warrants and 1,000,000 Class B.2 Private Placement Warrants and Roth purchased 1,250,000 Class B.1 Private Placement Warrants.

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

JUNE 30, 2026

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Going Concern

As of June 30, 2026, the Company had operating cash of $159,863 and a working capital surplus of $112,554. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently January 16, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 24, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $159,863 and $378,794 in cash, with no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $119,184,230 and $117,108,805 were held in money market funds, respectively.

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

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,930,850)
Class A ordinary shares issuance costs	(6,351,098)
Plus:
Accretion of carrying value to redemption value	10,390,753
Class A ordinary shares subject to possible redemption, December 31, 2025	117,108,805
Plus:
Accretion of carrying value to redemption value	1,029,730
Class A ordinary shares subject to possible redemption, March 31, 2026	118,138,535
Plus:
Accretion of carrying value to redemption value	1,045,695
Class A ordinary shares subject to possible redemption, June 30, 2026	$119,184,230

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

At June 30, 2026 and December 31, 2025, there were 3,250,000 and 3,250,000 warrants issued or outstanding, respectively. The Company accounted for the warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”, whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company evaluated and determined the warrant instrument is to be classified as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

Share Rights

At June 30, 2026 and December 31, 2025, there were 11,500,000 and 11,500,000 share rights issued or outstanding, respectively. The Company accounted for the share rights issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the share rights under liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the rights are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and share rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and six months ended June 30, 2026 and 2025 was less than the exercise price and therefore, the inclusion of such warrants and share rights under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,250,000 Class A ordinary shares in the aggregate, and the share rights are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A		Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares		Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$(21,200)	$(7,067)	$	―	$(22,837)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	11,500,000	3,833,333		―	3,333,333
Basic and diluted net income per Ordinary Share	$0.00	$0.00	$	―	$(0.01)

	For the Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A		Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares		Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$732,210	$244,070	$	―	$(46,399)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	11,500,000	3,833,333		―	3,333,333
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$	―	$(0.01)

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

JUNE 30, 2026

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

Warrants

As of June 30, 2026, there were 3,250,000 Private Placement Warrants outstanding. At December 31, 2025, there were 3,250,000 Private Placement Warrants outstanding. The Private Placement Warrants, which include the Class B.1 Private Placement Warrants and the Class B.2 Private Placement Warrants, and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of October 31, 2025, as amended, or the closing of the Initial Public Offering. The Company fully paid the $62,384 outstanding under the promissory note. As of June 30, 2026 and December 31, 2025, the Company had $0, outstanding borrowings under the promissory note. Borrowings under this note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, on July 14, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services, which are included in general and administrative costs in the condensed statements of operation.

Due to Sponsor

At July 16, 2025, the Sponsor deposited excess funds of $13,686 into the Company’s account. The Company has accounted for the due to Sponsor on the balance sheets. On July 22, 2025, the Company repaid the outstanding balance of $13,686. As of December 31, 2025, there was no outstanding balance due to Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into Class B.1 warrants of the post Business Combination entity at a price of $1.00 per private warrant at the option of the lender. The units would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption.

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 28, 2024, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share. Subsequently, on February 6, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares as bonus shares, bringing the aggregate number of founder shares to 5,750,000 Class B ordinary shares. On May 7, 2025, the Sponsor surrendered 1,916,667 founder shares leaving 3,833,333 Class B ordinary shares with a price per share of approximately $0.075 per share. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On July 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 founder shares are no longer subject to forfeiture. At June 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding.

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

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Liabilities:
Derivative liability – Private Warrants	3	$1,913,375	$1,557,475
Derivative liability – Public Rights	1	$3,220,000	$2,760,000

The fair value of the Public Rights was determined using the Bifurcation Analysis. The Public Rights were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability – public rights in the accompanying unaudited condensed balance sheets. The derivative liability – public rights is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

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

The fair value of Class B.1 and Class B.2 Private Warrants was determined using the Monte Carlo Simulation Model and Black-Scholes-Merton, respectively. The Level 3 private warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability – private warrants in the accompanying unaudited condensed balance sheets. The derivative liability – private warrant is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

	Redeemable	Non-Redeemable
Fair value as of December 31, 2025	$1,018,575	$538,900
Change in fair value	(134,550)	(108,200)
Fair value as of March 31, 2026	884,025	430,700
Change in fair value	348,750	249,900
Fair value as of June 30, 2026	$1,232,775	$680,600

SILVER PEGASUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents the quantitative information regarding market assumptions used in the valuation of the private warrants:

	December 31, 2025		June 30, 2026
	Class B.1 Warrant	Class B.2 Warrant	Class B.1 Warrant	Class B.2 Warrant
Implied share price	$10.07	$10.07	$10.27	$10.27
Strike price	$11.50	$11.50	$11.50	$11.50
Term to end-of-search period + 5Y (years)	6.04	6.04	5.54	5.54
Estimated volatility	18.83%	18.83%	20.74%	20.74%
Term-matched risk-free rate (continuous)	3.80%	3.80%	4.18%	4.18%
Redemption price	$18.00	—	$18.00	—
Average present value of warrant	$1.90	—	$2.01	—
BSM warrant price	—	$2.26	—	$2.50
Estimated probability of business combination	21.83%	23.83%	27.26%	27.26%
Probability-weighted BSM warrant price	$0.45	$0.54	$0.55	$0.68

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

	June 30, 2026	December 31, 2025
Cash	$159,863	$378,794
Marketable securities held in Trust Account	$119,184,230	$117,108,805

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
General and administrative costs	$131,882	$22,837	$287,366	$46,399
Interest earned on cash held in Operating Bank Account	$1,570	$—	$4,121	$—
Interest earned on marketable securities held in Trust Account	$1,045,695	$—	$2,075,425	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Silver Pegasus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Silver Lode Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $28,267, which consists of interest earned on marketable securities held in the Trust Account of $1,045,695, interest earned on cash held in Operating Bank Account of $1,570, and loss on derivative liability of $943,650, offset by general and administrative costs of $131,882.

For the three months ended June 30, 2025, we had a net loss of $22,837, which consisted of general and administrative costs.

For the six months ended June 30, 2026, we had a net income of $976,280, which consists of interest earned on marketable securities held in the Trust Account of $2,075,425, interest earned on cash held in Operating Bank Account of $4,121, and loss on derivative liability of $815,900, offset by general and administrative costs of $287,366.

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

For the six months ended June 30, 2026, net cash used in operating activities was $218,931. Net income of $976,280 was impacted interest earned on marketable securities held in Trust Account of $2,075,425, change in Fair Value of Warrant Liabilities of $355,900 and change in Fair Value of Rights Liabilities of $460,000. Changes in operating assets and liabilities provided $64,314 from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $46,399 was impacted by payment of expenses through promissory note of $46,304 and changes in operating assets and liabilities provided $95 of prepaid and accrued expenses from operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $119,184,230 (including approximately $2,075,425 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $159,863. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently January 16, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

We incurred a total of $6,025,000 in underwriting fees and $446,835 for other costs and expenses related to the Initial Public Offering.

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

SILVER PEGASUS ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Cesar Johnston
	Name:	Cesar Johnston
	Title:	Chief Executive Officer, President And Chairman, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)